Form 10-Q
period 2021-06-30
Roth CH Acquisition III Co
filed 2021-08-25
CIK 1839412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of August 24, 2021, 14,783,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

ROTH CH ACQUISITION III CO.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

ROTH CH ACQUISITION III CO.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$685,402	$195,758
Prepaid expenses	297,961	1,500
Total Current Assets	983,363	197,258

Deferred offering costs	—	31,542
Marketable securities held in Trust Account	115,005,972	—
TOTAL ASSETS	$115,989,335	$228,800

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$86,970	$1,000
Accrued offering costs	1,105	5,000
Promissory note - related party	—	200,000
Total Current Liabilities	88,075	206,000

Warrant liability	315,180	—
Total Liabilities	403,255	206,000

Commitments

Common stock subject to possible redemption 11,058,607 and no shares at redemption value at June 30, 2021 and December 31, 2020, respectively	110,586,069	—

Stockholders' Equity
Common stock, $0.0001 par value; 50,000,000 shares authorized; 3,724,393 and 2,875,000 shares issued and outstanding (excluding 11,058,607 and no shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	372	288
Additional paid-in capital	5,614,547	24,712
Accumulated deficit	(614,908)	(2,200)
Total Stockholders’ Equity	5,000,011	22,800
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$115,989,335	$228,800

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ROTH CH ACQUISITION III CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
General and administrative expenses	$355,550	$—	$395,301	$85
Loss from operations	(355,550)	—	(395,301)	(85)

Other income (expense):
Change in fair value of warrants	(232,560)	—	(223,380)	—
Interest earned on marketable securities held in Trust Account	4,142	—	5,973	—
Other expense, net	(228,418)	—	(217,407)	—

Loss before income taxes	(583,968)	—	(612,708)	(85)
Net loss	$(583,968)	$—	$(612,708)	$(85)

Basic and diluted weighted average shares outstanding, Common stock subject to redemption	11,117,004	—	11,117,625	—

Basic and diluted net income per share, Common stock subject to redemption	$0.00	$0.00	$0.00	$0.00

Basic and diluted weighted average shares outstanding, Non-redeemable common stock	3,665,996	—	3,253,309	2,500,000

Basic and diluted net loss per share, Non-redeemable common stock	$(0.16)	$0.00	$(0.19)	$0.00

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ROTH CH ACQUISITION III CO.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2021	2,875,000	$288	$24,712	$(2,200)	$22,800

Sale of 11,500,000 Units, net of underwriting discount and offering expenses	11,500,000	1,150	112,186,638	—	112,187,788

Sale of 408,000 Private Placement Units Private Placement Shares	408,000	41	3,988,159	—	3,988,200

Common stock subject to possible redemption	(11,117,004)	(1,113)	(111,168,926)	—	(111,170,039)

Net loss	—	—	—	(28,740)	(28,740)

Balance — March 31, 2021	3,665,996	366	5,030,583	(30,940)	5,000,009

Common stock subject to possible redemption	58,397	6	583,964	—	583,970

Net loss	—	—	—	(583,968)	(583,968)

Balance – June 30, 2021	3,724,393	$372	$5,614,547	$(614,908)	$5,000,011

THREE AND SIX MONTHS ENDED JUNE 30, 2020

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2020	2,875,000	$288	$24,712	$(1,225)	$23,775

Net loss	—	—	—	(85)	(85)

Balance — March 31, 2020	2,875,000	$288	$24,712	$(1,310)	$23,690

Net loss	—	—	—	—	—

Balance – June 30, 2020	2,875,000	$288	$24,712	$(1,310)	$23,690

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ROTH CH ACQUISITION III CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,	June 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(612,708)	$(85)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrants	223,380	—
Interest earned on marketable securities held in Trust Account	(5,973)	—
Changes in operating assets and liabilities:
Prepaid expenses	(296,461)	—
Accounts payable and accrued expenses	85,970	85
Net cash used in operating activities	(605,792)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	$(115,000,000)	—
Net cash used in investing activities	(115,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	$112,700,000	—
Proceeds from sale of Private Placement Units	4,080,000	—
Repayment of promissory note — related party	(200,000)	—
Payment of offering costs	(484,565)	—
Net cash provided by financing activities	116,095,435	—

Net Change in Cash	489,643	—
Cash — Beginning of period	195,758	—
Cash — End of period	$685,402	—

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$1,105	—
Initial classification of common stock subject to possible redemption	$111,197,990	—
Change in value of common stock subject to possible redemption	$(611,921)	—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ROTH CH ACQUISITION III CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

As of June 30, 2021, the Company had not commenced any operations. All activity from February 13, 2019 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

ROTH CH ACQUISITION III CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

ROTH CH ACQUISITION III CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

On June 16, 2021, (i) the Company, (ii) Roth CH III Blocker Merger Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“Blocker Merger Sub”), (iii) BCP QualTek Investors, LLC, a Delaware limited liability company (the “Blocker”), (iv) Roth CH III Merger Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“Company Merger Sub”, and together with the Company and the Blocker Merger Sub, the “Buyer Parties”), (v) BCP QualTek HoldCo, LLC, a Delaware limited liability company ( “QualTek”), and (vi) BCP QualTek, LLC, a Delaware limited liability company, solely in its capacity as representative of the Blocker’s equityholders and QualTek’s equityholders (the “Equityholder Representative”), entered into a Business Combination Agreement (the “Business Combination Agreement”).

Pursuant to the terms of the Business Combination Agreement, (i) Blocker Merger Sub will be merged with and into the Blocker, with the Blocker surviving as a wholly owned subsidiary of the Company, (ii) immediately thereafter, the Blocker will be merged with and into the Company, with the Company as the surviving company, and (iii) immediately thereafter, Company Merger Sub will be merged with and into QualTek, with QualTek as the surviving company (such mergers and the other transactions contemplated by the Business Combination Agreement, the “Merger”).

The Business Combination Agreement contains customary representations and warranties, covenants, and closing conditions.

Liquidity and Capital Resources

Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the trust and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since reevaluated the Company's liquidity and financial condition and determined that sufficient capital exists to sustain operations one year from the date these condensed consolidated financial statements are issued and therefore substantial doubt has been alleviated.

ROTH CH ACQUISITION III CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on March 2, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on March 8, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiary where the Company has the ability to exercise control. All significant intercompany balances and transactions have been eliminated in consolidation.

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

ROTH CH ACQUISITION III CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At June 30, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in interest earned on marketable securities held in Trust Account in the accompanying condensed consolidated statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the Company’s condensed consolidated balance sheets, primarily due to their short-term nature, with the exception of the warrant liabilities (see Note 8).

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

ROTH CH ACQUISITION III CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Warrant Liabilities

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Private Placement Warrants was estimated using a binomial lattice simulation approach (see Note 8).

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The effective tax rate differs from the statutory tax rate of 21% and 21% for the three months and six months ended June 30, 2021 and 2020, respectively, due to the valuation allowance recorded on the Company’s net operating losses.

Net Income (Loss) per Common Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 2,977,000 shares in the calculation of diluted loss per share, since the inclusion of such warrants would be anti-dilutive.

The Company’s condensed consolidated statements of operations include a presentation of net income (loss) per share for common stock subject to possible redemption in a manner similar to the two-class method of net income (loss) per share. Net income (loss) per common share, basic and diluted, for common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable

ROTH CH ACQUISITION III CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

franchise and income taxes, by the weighted average number of shares of common stock subject to possible redemption outstanding since original issuance.

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

The following table reflects the calculation of basic and diluted net income (loss) per common share :

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$3,983	$—	$5,744	$—
Less: interest available to be withdrawn for payment of taxes	(3,983)	—	(5,744)	—
Net income allocable to Common Stock subject to possible redemption	$—	$—	$—	$—
Denominator: Weighted Average Common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	11,117,004	—	11,117,625	—
Basic and diluted net income per share, Common stock subject to possible redemption	$—	$—	$—	$—

Non-Redeemable Common Stock
Numerator: Net Loss minus Net income allocable to Common stock subject to possible redemption
Net loss	$(583,968)	$—	$(612,708)	$(85)
Less: Net income allocable to Common stock subject to possible redemption	—	—	—	—
Non-Redeemable Net Loss	$(583,968)	$—	$(612,708)	$(85)
Denominator: Weighted Average Non-redeemable Common stock
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	3,665,996	—	3,253,309	—
Basic and diluted net loss per share, Non-redeemable common stock	$(0.16)	$(0.00)	$(0.19)	$(0.00)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.

ROTH CH ACQUISITION III CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

NOTE 3. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 11,500,000 Units, which includes a full exercise by the underwriters on March 5, 2021 of their over-allotment option in the amount of 1,500,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of common stock and one-quarter of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 8).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Initial Stockholders purchased an aggregate of 408,000 Private Units at a price of $10.00 per Private Unit, for an aggregate purchase price of $4,080,000, in a private placement. Each Private Unit consists of one share of common stock (“Private Share”) and one-quarter of one redeemable warrant (“Private Placement Warrant”). Each whole Private Placement Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per full share, subject to adjustment (see Note 8). The proceeds from the Private Units were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In February 2019, the Initial Stockholders purchased an aggregate of 100 shares of the Company’s common stock for an aggregate price of $25,000. On May 26, 2020, the Company effected a stock dividend of 28,750 shares of common stock for each share of common stock outstanding, resulting in an aggregate of 2,875,000 shares of common stock being held by the Initial Stockholders (the “Founder Shares”). In February 2021, the Company sold 35,233 Founder Shares to three of the Company’s director nominees (for a total of 105,699 Founder Shares) and 89,093 Founder Shares to affiliates of its sponsor group as part of a larger purchase and resale of securities. The total consideration paid for these shares was $1,247.39. On February 9, 2021, the Company effected a dividend of 0.50 share for each share outstanding resulting in there being an aggregate of 4,312,500 shares outstanding, and on February 24, 2021, the Company rescinded and cancelled the dividend, resulting in there being an aggregate of 2,875,000 Founder Shares outstanding. The Founder Shares included an aggregate of up to 375,000 shares subject to forfeiture by the Initial Stockholders to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Initial Stockholders would collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Initial Stockholders did not purchase any Public Shares in the Initial Public Offering and excluding the Private Shares). As a result of the underwriters’ election to fully exercise their over-allotment option, no Founder Shares are subject to forfeiture.

ROTH CH ACQUISITION III CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The sale of the Founders Shares to the Company's director nominees and affiliates of its sponsor group, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”).  Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 194,792 shares sold to the Company’s director nominees and affiliates of its sponsor group was $1,229,138 or $6.31 per share. The Founders Shares were effectively sold subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.  As of June 30, 2021, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized.

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

Promissory Note — Related Party

On December 15, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $200,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) the consummation of the Initial Public Offering or (ii) the date on which the Company determined not to proceed with the Initial Public Offering. The Promissory Note was repaid on March 9, 2021.

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

NOTE 6. COMMITMENTS

Registration Rights

Pursuant to a registration rights agreement entered into on March 2, 2021, the holders of the Founder Shares and the holders of the Private Units (and underlying securities) are entitled to registration rights. The holders of a majority of these

ROTH CH ACQUISITION III CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

Business Combination Agreement

On June 16, 2021, (i) the Company, (ii) Blocker Merger Sub, (iii) the Blocker, (iv) Company Merger Sub, (v) QualTek, and (vi) the Equityholder Representative, entered into the Business Combination Agreement. Pursuant to the terms of the Business Combination Agreement, (i) Blocker Merger Sub will be merged with and into the Blocker, with the Blocker surviving as a wholly owned subsidiary of the Company, (ii) immediately thereafter, the Blocker will be merged with and into the Company, with the Company as the surviving company, and (iii) immediately thereafter, Company Merger Sub will be merged with and into QualTek, with QualTek as the surviving company.

The Business Combination Agreement contains customary representations and warranties, covenants, and closing conditions.

Consideration

Subject to the terms and conditions of the Business Combination Agreement, as a result of the Merger, the consideration payable or issuable to the owners of such equity interests in the Blocker (“Blocker Owners”) and the equityholders of QualTek other than the Blocker (the “Flow-Through Sellers”) is set forth below.

Blocker Owner Consideration

The consideration to be received by each Blocker Owner at the Closing will consist of:

•	the number of shares of Class A Common Stock of the combined company equal to the merger consideration, multiplied by (ii) such Blocker Owner’s pro rata percentage, which is the percentage of the aggregate

ROTH CH ACQUISITION III CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

consideration that such Blocker Owner is entitled to receive pursuant to the Business Combination Agreement, divided by (iii) $10.00; and
•	the number of Blocker Owner Earnout Shares (as defined below) equal to (i) 6,111,111, multiplied by (ii) such Blocker Owner’s pro rata percentage.

Flow-Through Seller Consideration

The consideration to be received by each Flow-Through Seller at the Closing will consist of:

•	the number of common units of QualTek (“Common Units”) equal to the merger consideration, multiplied by (ii) such Flow-Through Seller’s pro rata percentage, which is the percentage of the aggregate consideration that such Flow-Through Seller is entitled to receive pursuant to the Business Combination Agreement, divided by (iii) $10.00;
•	the number of shares of Class B Common Stock of the combined company equal to the number of Common Units determined pursuant to the immediately above calculation;
•	the number of Earnout Common Units (as defined below) equal to (i) 6,111,111, multiplied by (ii) such Flow-Through Seller’s pro rata percentage; and
•	the number of Earnout Voting Shares equal to the number of Earnout Common Units determined pursuant to the immediately above calculation.

No fractional shares will be issued pursuant to the Business Combination Agreement. In lieu of any fractional shares that would otherwise be issuable to any Blocker Owner or Flow-Through Seller, the Company will pay to such Blocker Owner or Flow-Through Seller, as applicable, cash (rounded up to the nearest cent) in an amount equal to such fraction multiplied by $10.00.

The Earnout Shares and Earnout Common Units

In connection with the Closing, (i) 3,333,333.33 shares of Class A Common Stock issued to the Blocker Owners (the “Blocker Owner Earnout Shares”), (ii) 2,777,777.78 Common Units issued to the Flow-Through Sellers (the “Earnout Common Units”) and (iii) an equal number of shares of Class B Common Stock issued to the Flow-Through Sellers by the Company in connection with the Business Combination (the “Earnout Voting Shares”, and together with the Blocker Owner Earnout Shares, the “Earnout Shares”), will be subject to certain restriction on transfer and voting and potential forfeiture pending the achievement (if any) of the following earnout targets pursuant to the terms of the Business Combination Agreement:

•	if, on or any time prior to the fifth anniversary of the date of the Closing, the closing sale price per share of Class A Common Stock equals or exceeds $15.00 per share for 20 trading days of any 30 consecutive trading day period following the Closing, 50% of the Earnout Shares and Earnout Common Units will be earned and no longer subject to the applicable restrictions on transfer and voting; and
•	if, on or any time prior to the fifth anniversary of the date of the Closing, the closing sale price per share of Class A Common Stock equals or exceeds $18.00 per share for 20 trading days of any 30 consecutive trading day period following the Closing, 50% of the Earnout Shares and Earnout Common Units will be earned and no longer subject to the applicable restrictions on transfer and voting.

ROTH CH ACQUISITION III CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Pre-PIPE Convertible Notes Offering

In connection with the Merger, accredited investors (each a “Pre-PIPE Investor”) have purchased convertible notes of QualTek, as issuer (the “Notes Issuer”), in an aggregate principal amount of $44.4 million (the “Pre-PIPE Notes”) in a private placement, issuable pursuant to Note Purchase Agreements (the “Note Purchase Agreements”), among the Notes Issuer, ROCR and the Pre-PIPE Investors (the “Pre-PIPE Investment”). The Pre-PIPE Notes are senior unsecured unsubordinated obligations of the Notes Issuer and are not transferable without the consent of the Notes Issuer (other than customary exceptions for transfers to affiliates). The Notes Issuer intends to use the proceeds from the sale of the Pre-PIPE Notes for general working capital or to fund acquisitions of accretive business targets.

Unless earlier converted or redeemed in accordance with the terms of the Pre-PIPE Notes, the Pre-PIPE Notes have a perpetual maturity. The Pre-PIPE Notes will not bear interest and are subject to certain customary information rights.

Pursuant to the current terms of the Pre-PIPE Notes, upon consummation of the Merger, the Pre-PIPE Notes will automatically convert into Class A Common Stock of the Company at $8.00 per share, subject to certain adjustments. However, the Note Purchase Agreements provide that the parties will use commercially reasonable efforts to amend the Pre-PIPE Notes and any other agreements deemed necessary such that upon the consummation of the Business Combination, the Pre-PIPE Notes automatically convert into Common Units of the Company (along with a corresponding number of shares of Class B Common Stock of the Company) in lieu of converting into Class A Common Stock. The number of Common Units and Class B Common Stock will be equal to the quotient that results from dividing the aggregate principal amount of the Note by $8.00, subject to certain adjustments.

PIPE Subscription Agreements

In connection with the Merger, the Company has obtained commitments from certain accredited investors (each a “Subscriber”) to purchase shares of Class A Common Stock which will be issued in connection with the closing of the Merger (the “PIPE Shares”), for an aggregate cash amount of $66.1 million at a purchase price of $10.00 per share, in a private placement (the “PIPE Investment”). Certain offering-related expenses are payable by the Company, including customary fees payable to the placement agents, Roth Capital Partners, LLC and Craig-Hallum, aggregating $5,150,000. Such commitments are being made by way of the subscription agreements, by and between each Subscriber and the Company (collectively, the “Subscription Agreements”). The purpose of the sale of the PIPE Shares is to raise additional capital for use in connection with the Business Combination and to meet the minimum cash requirements provided in the Business Combination Agreement. The PIPE Shares are identical to the shares of Class A Common Stock that will be held by the Company’s public stockholders at the time of the closing of the Merger, other than that the PIPE Shares will not be entitled to any redemption rights and will not be registered with the SEC.

Entry into a Material Definitive Agreement.

On June 16, 2021, (i) the Company, (ii) Blocker Merger Sub, (iii) the Blocker, (iv) Company Merger Sub, (v) QualTek, and (vi) the Equityholder Representative, entered into the Business Combination Agreement. The Business Combination Agreement contains customary representations and warranties, covenants, and closing conditions.

Pursuant to the terms of the Business Combination Agreement, (i) Blocker Merger Sub will be merged with and into the Blocker, with the Blocker surviving as a wholly owned subsidiary of ROCR, (ii) immediately thereafter, the Blocker will be merged with and into ROCR, with ROCR as the surviving company, and (iii) immediately thereafter, Company Merger Sub will be merged with and into QualTek, with QualTek as the surviving company.

ROTH CH ACQUISITION III CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

NOTE 7. STOCKHOLDERS’ EQUITY

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 3,724,393 and 2,875,000 shares of common stock issued and outstanding, excluding 11,058,607 and no shares of common stock subject to possible redemption, respectively.

NOTE 8. WARRANTS

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

ROTH CH ACQUISITION III CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

NOTE 9. FAIR VALUE MEASUREMENTS

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

At June 30, 2021, there were 2,875,000 Public Warrants and 102,000 Private Placement Warrants outstanding.

ROTH CH ACQUISITION III CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

			Quoted Prices in	Significant Other	Significant Other
		June 30,	Active Markets	Observable Inputs	Unobservable Inputs
	Description	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and marketable securities held in Trust Account		$115,005,972	$115,005,972	$—	$—

Liabilities:
Warrant Liability – Private Placement Warrants		$315,180	$—	$—	$315,180

The Private Placement Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying June 30, 2021 condensed consolidated balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed consolidated statement of operations.

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

There were no transfers between Levels 1, 2 or 3 during the three and six months ended June 30, 2021.

ROTH CH ACQUISITION III CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The following table provides quantitative information regarding Level 3 fair value measurements:

	At
	March 5, 2021
	(Initial	At
	Measurement)	June 30, 2021
Stock price	$9.78	$9.90
Strike price	$11.50	$11.50
Volatility	14.9%	25.2%
Risk-free rate	0.87%	0.84%
Probability of Business Combination occurring	75%	75%
Dividend yield	0.0%	0.0%
Fair value of private warrants	$0.90	$1.64
Fair Value of public warrants	1.64	3.09

The following table presents the changes in the fair value of warrant liabilities:

Warrant Liabilities
Fair value as of March 5, 2021 (Initial Measurement)	$91,800
Change in valuation inputs or other assumptions	9,180
Fair value as of March 31, 2021	82,620
Change in valuation inputs or other assumptions	232,560
Fair value as of June 30, 2021	$315,180

NOTE 10.  SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

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

Business Combination Agreement

On June 16, 2021, (i) the Company, (ii) Roth CH III Blocker Merger Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“Blocker Merger Sub”), (iii) BCP QualTek Investors, LLC, a Delaware limited liability company (the “Blocker”), (iv) Roth CH III Merger Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“Company Merger Sub”, and together with the Company and the Blocker Merger Sub, the “Buyer Parties”), (v) BCP QualTek HoldCo, LLC, a Delaware limited liability company ( “QualTek”), and (vi) BCP QualTek, LLC, a Delaware limited liability company, solely in its capacity as representative of the Blocker’s equityholders and QualTek’s equityholders (the “Equityholder Representative”), entered into a Business Combination Agreement (the “Business Combination Agreement”).

Pursuant to the terms of the Business Combination Agreement, (i) Blocker Merger Sub will be merged with and into the Blocker, with the Blocker surviving as a wholly owned subsidiary of the Company, (ii) immediately thereafter, the Blocker will be merged with and into the Company, with the Company as the surviving company, and (iii) immediately thereafter, Company Merger Sub will be merged with and into QualTek, with QualTek as the surviving company (such mergers and the other transactions contemplated by the Business Combination Agreement, the “Merger”).

The Business Combination Agreement contains customary representations and warranties, covenants, and closing conditions.

Consideration

Subject to the terms and conditions of the Business Combination Agreement, as a result of the Merger, the consideration payable or issuable to the owners of such equity interests in the Blocker (“Blocker Owners”) and the equityholders of QualTek other than the Blocker (the “Flow-Through Sellers”) is set forth below.

Blocker Owner Consideration

The consideration to be received by each Blocker Owner at the Closing will consist of:

•

the number of shares of Class A Common Stock of the combined company equal to the merger consideration, multiplied by (ii) such Blocker Owner’s pro rata percentage, which is the percentage of the aggregate consideration that such Blocker Owner is entitled to receive pursuant to the Business Combination Agreement, divided by (iii) $10.00; and

•	the number of Blocker Owner Earnout Shares (as defined below) equal to (i) 6,111,111, multiplied by (ii) such Blocker Owner’s pro rata percentage.

Flow-Through Seller Consideration

The consideration to be received by each Flow-Through Seller at the Closing will consist of:

•

the number of common units of QualTek (“Common Units”) equal to the merger consideration, multiplied by (ii) such Flow-Through Seller’s pro rata percentage, which is the percentage of the aggregate consideration that such Flow-Through Seller is entitled to receive pursuant to the Business Combination Agreement, divided by (iii) $10.00;

•	the number of shares of Class B Common Stock of the combined company equal to the number of Common Units determined pursuant to the immediately above calculation;
•	the number of Earnout Common Units (as defined below) equal to (i) 6,111,111, multiplied by (ii) such Flow-Through Seller’s pro rata percentage; and
•	the number of Earnout Voting Shares equal to the number of Earnout Common Units determined pursuant to the immediately above calculation.

No fractional shares will be issued pursuant to the Business Combination Agreement. In lieu of any fractional shares that would otherwise be issuable to any Blocker Owner or Flow-Through Seller, the Company will pay to such Blocker Owner or Flow-Through Seller, as applicable, cash (rounded up to the nearest cent) in an amount equal to such fraction multiplied by $10.00.

The Earnout Shares and Earnout Common Units

In connection with the Closing, (i) 3,333,333.33 shares of Class A Common Stock issued to the Blocker Owners (the “Blocker Owner Earnout Shares”), (ii) 2,777,777.78 Common Units issued to the Flow-Through Sellers (the “Earnout Common Units”) and (iii) an equal number of shares of Class B Common Stock issued to the Flow-Through Sellers by the Company in connection with the Business Combination (the “Earnout Voting Shares”, and together with the Blocker Owner Earnout Shares, the “Earnout Shares”), will be subject to certain restriction on transfer and voting and potential forfeiture pending the achievement (if any) of the following earnout targets pursuant to the terms of the Business Combination Agreement:

•

if, on or any time prior to the fifth anniversary of the date of the Closing, the closing sale price per share of Class A Common Stock equals or exceeds $15.00 per share for 20 trading days of any 30 consecutive trading day period following the Closing, 50% of the Earnout Shares and Earnout Common Units will be earned and no longer subject to the applicable restrictions on transfer and voting; and

•

if, on or any time prior to the fifth anniversary of the date of the Closing, the closing sale price per share of Class A Common Stock equals or exceeds $18.00 per share for 20 trading days of any 30 consecutive trading day period following the Closing, 50% of the Earnout Shares and Earnout Common Units will be earned and no longer subject to the applicable restrictions on transfer and voting.

Pre-PIPE Convertible Notes Offering

In connection with the Merger, accredited investors (each a “Pre-PIPE Investor”) have purchased convertible notes of QualTek, as issuer (the “Notes Issuer”), in an aggregate principal amount of $44.4 million (the “Pre-PIPE Notes”) in a private placement, issuable pursuant to Note Purchase Agreements (the “Note Purchase Agreements”), among the Notes Issuer, ROCR and the Pre-PIPE Investors (the “Pre-PIPE Investment”). The Pre-PIPE Notes are senior unsecured unsubordinated obligations of the Notes Issuer and are not transferable without the consent of the Notes Issuer (other than customary exceptions for transfers to affiliates). The Notes Issuer intends to use the proceeds from the sale of the Pre-PIPE Notes for general working capital or to fund acquisitions of accretive business targets.

Unless earlier converted or redeemed in accordance with the terms of the Pre-PIPE Notes, the Pre-PIPE Notes have a perpetual maturity. The Pre-PIPE Notes will not bear interest and are subject to certain customary information rights.

Pursuant to the current terms of the Pre-PIPE Notes, upon consummation of the Merger, the Pre-PIPE Notes will automatically convert into Class A Common Stock of the Company at $8.00 per share, subject to certain adjustments. However, the Note Purchase Agreements provide that the parties will use commercially reasonable efforts to amend the Pre-PIPE Notes and any other agreements deemed necessary such that upon the consummation of the Business Combination, the Pre-PIPE Notes automatically convert into Common Units of the Company (along with a corresponding number of shares of Class B Common Stock of the Company) in lieu of converting into Class A Common Stock. The number of Common Units and Class B Common Stock will be equal to the quotient that results from dividing the aggregate principal amount of the Note by $8.00, subject to certain adjustments.

PIPE Subscription Agreements

In connection with the Merger, the Company has obtained commitments from certain accredited investors (each a “Subscriber”) to purchase shares of Class A Common Stock which will be issued in connection with the closing of the Merger (the “PIPE Shares”), for an aggregate cash amount of $66.1 million at a purchase price of $10.00 per share, in a private placement (the “PIPE Investment”). Certain offering-related expenses are payable by the Company, including customary fees payable to the placement agents, Roth Capital Partners, LLC and Craig-Hallum, aggregating $5,150,000. Such commitments are being made by way of the subscription agreements, by and between each Subscriber and the Company (collectively, the “Subscription Agreements”). The purpose of the sale of the PIPE Shares is to raise additional capital for use in connection with the Business Combination and to meet the minimum cash requirements provided in the Business Combination Agreement. The PIPE Shares are identical to the shares of Class A Common Stock that will be held by the Company’s public stockholders at the time of the closing of the Merger, other than that the PIPE Shares will not be entitled to any redemption rights and will not be registered with the SEC.

For more information about the Business Combination Agreement, the Merger and related transactions, see “Proposal 1 — The Business Combination Proposal” of our Preliminary Proxy Statement on Schedule 14A filed with the SEC on August 11, 2021.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 13, 2019 (inception) through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had a net loss of $583,968, which consists of general and administrative expenses of $355,550 and change in fair value of warrants of $232,560, offset by interest earned on marketable securities held in Trust Account of $4,142.

For the six months ended June 30, 2021, we had a net loss of $612,708, which consists of general and administrative expenses of $395,301 and change in fair value of warrants of $223,380, offset by interest earned on marketable securities held in Trust Account of $5,973.

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

For the six months ended June 30, 2021, cash used in operating activities was $605,792. Net loss of $612,708 was affected by change in fair value of warrants of $223,380 and interest earned on marketable securities of $5,973. Changes in operating assets and liabilities used $210,491 of cash for operating activities.

As of June 30, 2021, we had marketable securities held in the Trust Account of $115,005,972 (including approximately $5,973 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2021, we have not withdrawn any interest earned from the Trust Account.

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

As of June 30, 2021, we had cash of $685,402. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed consolidated balance sheets.

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed consolidated financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

As noted in Note 2 to the interim financial statements in our Form 10-Q for the quarterly period ended March 31, 2021 filed with the SEC on June 2, 2021, we identified a misstatement in our application of accounting guidance related to our Private Placement Warrants on our previously issued audited balance sheet dated March 5, 2021, filed on Form 8-K on March 11, 2021 (the “Post-IPO Balance Sheet”).

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

In light of the misstatement in our Post-IPO Balance Sheet, however, we have and plan to further enhance our processes to identify and appropriately apply applicable accounting requirements in the preparation of our financial statements, including by increased communication and involvement among our personnel, our sponsor and third-party professionals with whom we consult and depend upon regarding the application of complex accounting standards. The elements of our plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Other than as set forth above, there was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to make disclosures under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1(1)

Business Combination Agreement, dated as of June 16, 2021, by and among ROTH CH Acquisition III Co., Roth CH III Blocker Merger Sub, LLC, BCP QualTek Investors LLC, Roth CH III Merger Sub, LLC, BCP QualTek HoldCo, LLC and BCP QualTek LLC.

10.1(1)

Form of Tax Receivable Agreement, by and among QualTek Services Inc., QualTek HoldCo, LLC, the TRA Holder Representative (as defined therein), and each of the Purchase TRA Holders, the Exchange TRA Holders and the Blocker TRA Holders (each as defined therein).

10.2(1)

Buyer Voting and Support Agreement, by and among by BCP QualTek HoldCo, LLC, a Delaware limited liability company, BCP QualTek Investors, LLC, a Delaware limited liability company and the stockholders on the signature pages thereto.

10.3(1)	Form of Company/ Blocker Voting and Support Agreement., by and among ROTH CH Acquisition III Co. and the Unitholders on the signature pages thereto.
10.4(1)

Form of Investor Rights Agreement, by and among (i) Roth CH Acquisition III Co.; (ii) each of the parties listed on Schedule 1 attached thereto; (iii) the Equityholder Representative; (iv) the Sponsors; the Sponsor Representative; and (v) the Persons listed as Other Holders on the signature pages thereto and other Persons who execute a joinder as an “Other Holder”.

10.5(1)	Form of Third Amended and Restated Limited Liability Company Agreement of QualTek HoldCo, LLC.
10.6(1)	Founder Shares Forfeiture and Lock-Up Agreement, dated June 16, 2021 by and between Roth CH Acquisition III Co., BCP QualTek HoldCo, LLC and the stockholders listed on the signature pages thereto.
10.7(1)	Form of Note Purchase Agreement, by and among BCP QualTek HoldCo, Roth CH Acquisition III Co. and the Pre-PIPE Investors.
10.8(1)	Form of Registration Rights Agreement, by and between ROTH CH Acquisition III Co. and the Pre-PIPE Investors.
10.9(1)	Form of Subscription Agreement, by and between ROTH CH Acquisition III Co. and the PIPE Investors.
10.10(1)	Form of Registration Rights Agreement, by and between ROTH CH Acquisition III Co. and the PIPE Investors.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 17, 2021.
*	Filed herewith.
**	Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROTH CH ACQUISITION III CO.

Date: August 25, 2021	By:	/s/ Byron Roth
	Name:	Byron Roth
	Title:	Co-Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: August 25, 2021	By:	/s/ Gordon Roth
	Name:	Gordon Roth
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)