Form 10-Q
period 2021-09-30
Roth CH Acquisition III Co
filed 2021-11-18
CIK 1839412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 18, 2021, 14,783,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

ROTH CH ACQUISITION III CO.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

ROTH CH ACQUISITION III CO.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets
Cash	$93,594	$195,758
Prepaid expenses	286,946	1,500
Total Current Assets	380,540	197,258

Deferred offering costs	—	31,542
Marketable securities held in Trust Account	115,007,452	—
TOTAL ASSETS	$115,387,992	$228,800

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses	$393,287	$1,000
Accrued offering costs	1,105	5,000
Promissory note - related party	—	200,000
Total Current Liabilities	394,392	206,000

Warrant liability	217,260	—
Total Liabilities	611,652	206,000

Commitments

Common stock subject to possible redemption 11,500,000 and no shares at redemption value at September 30, 2021 and December 31, 2020, respectively	115,000,000	—

Stockholders' (Deficit) Equity
Common stock, $0.0001 par value; 50,000,000 shares authorized; 3,283,000 and 2,875,000 shares issued and outstanding (excluding 11,500,000 and no shares subject to possible redemption) as of September 30, 2021 and December 31, 2020, respectively	328	288
Additional paid-in capital	1,200,660	24,712
Accumulated deficit	(1,424,648)	(2,200)
Total Stockholders’ (Deficit) Equity	(223,660)	22,800
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$115,387,992	$228,800

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ROTH CH ACQUISITION III CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
General and administrative expenses	$909,139	$800	$1,304,440	$885
Loss from operations	(909,139)	(800)	(1,304,440)	(885)

Other income (expense):
Change in fair value of warrant liability	97,920	—	(125,460)	—
Interest earned on marketable securities held in Trust Account	1,479	—	7,452	—
Other income (expense), net	99,399	—	(118,008)	—

Net loss	$(809,740)	$(800)	$(1,422,448)	$(885)

Basic and diluted weighted average shares outstanding, redeemable common stock	11,500,000	—	8,804,029	—

Basic and diluted net loss per share, redeemable common stock	$(0.05)	$(0.00)	$(0.12)	$(0.00)

Basic and diluted weighted average shares outstanding, non-redeemable common stock	3,283,000	2,500,000	3,099,440	2,500,000

Basic and diluted net loss per share, non-redeemable common stock	$(0.05)	$(0.00)	$(0.12)	$(0.00)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ROTH CH ACQUISITION III CO.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY(DEFICIT)

(UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2021	2,875,000	$288	$24,712	$(2,200)	$22,800

Accretion for common stock to redemption amount	—	—	(2,812,212)	—	(2,812,212)

Sale of 408,000 Private Units	408,000	40	3,988,160	—	3,988,200

Net loss	—	—	—	(28,740)	(28,740)

Balance — March 31, 2021 (Restated)	3,283,000	328	1,200,660	(30,940)	1,170,048

Net loss	—	—	—	(583,968)	(583,968)

Balance – June 30, 2021 (Restated)	3,283,000	328	1,200,660	(614,908)	586,080

Net loss	—	—	—	(809,740)	(809,740)

Balance – September 30, 2021	3,283,000	$328	$1,200,660	$(1,424,648)	$(223,660)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2020	2,875,000	$288	$24,712	$(1,225)	$23,775

Net loss	—	—	—	(85)	(85)

Balance — March 31, 2020	2,875,000	288	24,712	(1,310)	23,690

Net loss	—	—	—	—	—

Balance – June 30, 2020	2,875,000	288	24,712	(1,310)	23,690

Net loss	—	—	—	(800)	(800)

Balance – September 30, 2020	2,875,000	$288	$24,712	$(2,110)	$22,890

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ROTH CH ACQUISITION III CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,	September 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(1,422,448)	$(885)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrants	125,460	—
Interest earned on marketable securities held in Trust Account	(7,452)	—
Changes in operating assets and liabilities:
Prepaid expenses	(285,446)	—
Accounts payable and accrued expenses	392,287	(225)
Net cash used in operating activities	(1,197,599)	(1,110)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	$(115,000,000)	$—
Net cash used in investing activities	(115,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	$112,700,000	$—
Proceeds from sale of Private Placement Units	4,080,000	—
Repayment of promissory note — related party	(200,000)	—
Payment of offering costs	(484,565)	(723)
Net cash provided by (used in) financing activities	116,095,435	(723)

Net Change in Cash	(102,164)	(1,833)
Cash — Beginning of period	195,758	25,000
Cash — End of period	$93,594	$23,167

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$1,105	$—
Initial classification of common stock subject to possible redemption	$115,000,000	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ROTH CH ACQUISITION III CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

As of September 30, 2021, the Company had not commenced any operations. All activity from February 13, 2019 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on marketable securities held in the Trust Account.

The registration statement for the Company’s Initial Public Offering was declared effective on March 2, 2021. On March 5, 2021, the Company consummated the Initial Public Offering of 11,500,000 units (the “Units” and, with respect to the shares of common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 1,500,000 Units, at $10.00 per Unit, generating gross proceeds of $115,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 408,000 units (the "Private Units”) at a price of $10.00 per Private Unit in a private placement to certain of the Company’s stockholders, generating gross proceeds of $4,080,000, which is described in Note 5.

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

SEPTEMBER 30, 2021

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

SEPTEMBER 30, 2021

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

Liquidity and Going Concern

As of September 30, 2021, the Company had $93,594 in its operating bank accounts and $115,007,452 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith. As of September 30, 2021, approximately $7,452 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

ROTH CH ACQUISITION III CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its common stock subject to possible redemption. The Company previously determined the common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of common stock, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all shares of common stock subject to possible redemption, resulting in the common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a classification error related to temporary equity and permanent equity. This resulted in a restatement of the initial carrying value of the common stock subject to possible redemption with the offset recorded to additional paid-in capital and common stock.

ROTH CH ACQUISITION III CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The impact of the restatement on the Company’s financial statements is reflected in the following tables.

	As Previously
Balance Sheet as of March 05, 2021 (unaudited)	Reported	Adjustment	As Restated
Common stock subject to possible redemption	$111,197,990	$3,802,010	$115,000,000
Common stock	$366	$(38)	$328
Additional paid-in capital	$5,002,631	$(3,801,972)	$1,200,659
Total Stockholders’ Equity	$5,000,008	$(3,802,010)	$1,197,998
Number of shares subject to redemption	11,119,799	380,201	11,500,000
Number of shares, non-redeemable common stock	3,663,201	(380,201)	3,283,000

Balance Sheet as of March 31, 2021 (unaudited)
Common stock subject to possible redemption	$111,170,039	$3,829,961	$115,000,000
Common stock	$366	$(38)	$328
Additional paid-in capital	$5,030,583	$(3,829,923)	$1,200,660
Total Stockholders’ Equity	$5,000,009	$(3,829,961)	$1,170,048
Number of shares subject to redemption	11,117,004	382,996	11,500,000
Number of shares, non-redeemable common stock	3,665,996	(382,996)	3,283,000

Balance Sheet as of June 30, 2021 (unaudited)
Common stock subject to possible redemption	$110,586,069	$4,413,931	$115,000,000
Common stock	$372	$(44)	$328
Additional paid-in capital	$5,614,547	$(4,413,887)	$1,200,660
Total Stockholders’ Equity	$5,000,011	$(4,413,931)	$586,080
Number of shares subject to redemption	11,058,607	441,393	11,500,000
Number of shares, non-redeemable common stock	3,724,393	(441,393)	3,283,000

Statement of Operations for the Three Months Ended March 31, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	3,212,386	109,836	3,322,222
Basic and diluted net loss per share, Common stock subject to possible redemption	$(0.00)	$—	$(0.00)
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	2,836,036	(109,836)	$2,726,200
Basic and diluted net loss per share, Non-redeemable common stock	$(0.01)	$0.01	$(0.00)

Statement of Operations for the Three Months Ended June 30, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	11,117,004	382,996	11,500,000
Basic and diluted net loss per share, Common stock subject to possible redemption	$0.00	$(0.04)	$(0.04)
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	3,665,996	(382,996)	3,283,000
Basic and diluted net loss per share, Non-redeemable common stock	$(0.16)	$0.12	$(0.04)

Statement of Operations for the Six Months Ended June 30, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	11,117,625	(3,683,923)	7,433,702
Basic and diluted net loss per share, Common stock subject to possible redemption	$0.00	$(0.06)	$(0.06)
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	3,253,309	(247,171)	3,006,138
Basic and diluted net loss per share, Non-redeemable common stock	$(0.19)	$0.13	$(0.06)

Statement of Cash Flows for the Three Months Ended March 31, 2021 (unaudited)
Initial classification of common stock subject to possible redemption	$111,197,990	$3,802,010	$115,000,000
Change in value of common stock subject to possible redemption	$(27,591)	$27,591	$—

Statement of Cash Flows for the Six Months Ended June 30, 2021 (unaudited)
Initial classification of common stock subject to possible redemption	$111,197,990	$3,802,010	$115,000,000
Change in value of common stock subject to possible redemption	$(611,921)	$611,921	$—

Statement of Changes in Stockholders’ (Deficit) Equity for the Three Months Ended March 31, 2021 (unaudited)
Sale of 11,500,000 Units, net of underwriting discounts and offering expenses	$112,187,788	$(112,187,788)	$—
Common stock subject to redemption	$(111,170,139)	$111,170,039	$—
Accretion for common stock subject to redemption	$—	$(2,812,212)	$(2,812,212)
Total shareholders’ equity	$5,000,009	$(3,829,961)	$1,170,048
Shares of common stock	3,665,996	382,996	3,283,000
Common stock	$366	$(38)	$328

Statement of Changes in Stockholders’ (Deficit) Equity for the Three Months Ended June 30, 2021 (unaudited)
Change in value of common stock subject to redemption	$583,970	$(583,970)	$—
Total shareholders’ equity	$5,000,011	$(4,413,931)	$586,080
Shares of common stock	3,724,393	441,393	3,283,000
Common stock	$372	$(44)	$328

ROTH CH ACQUISITION III CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on March 2, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

ROTH CH ACQUISITION III CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At September 30, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in interest earned on marketable securities held in Trust Account in the accompanying condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the Company’s condensed consolidated balance sheets, primarily due to their short-term nature, with the exception of the warrant liabilities (see Note 9).

ROTH CH ACQUISITION III CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stocks to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable common stocks resulted in charges against additional paid-in capital.

At September 30, 2021, common stock subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Common stock issuance costs	(2,812,212)
Plus:
Accretion of carrying value to redemption value	2,812,212
Common stock subject to possible redemption	$115,000,000

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Private Placement Warrants (as defined in Note 5) was estimated using a binomial lattice simulation approach (see Note 9).

ROTH CH ACQUISITION III CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The effective tax rate differs from the statutory tax rate of 21% for the three months and nine months ended September 30, 2021 and 2020, respectively, primarily due to the valuation allowance recorded on the Company’s net operating losses.

Net Income (Loss) per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of common stock is excluded from income (loss) per common share as the redemption value approximates fair value.

The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 2,977,000 shares in the calculation of diluted loss per share, since the inclusion of such warrants would be anti-dilutive. As of September 30, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

ROTH CH ACQUISITION III CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

					For the Period from
					2/13/19 (Inception)
	Three Months Ended		Nine Months Ended		Through
	September 30, 2021		September 30, 2021		September 30, 2020
	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Non-redeemable
	common stock	common stock	common stock	common stock	common stock
Basic and diluted net loss per common share
Numerator:
Allocation of net loss, as adjusted	$(629,913)	$(179,827)	$(1,052,069)	$(370,379)	$(800)
Denominator:
Basic and diluted weighted average shares outstanding	11,500,000	3,283,000	8,804,029	3,099,440	2,500,000
Basic and diluted net loss per common share	$(0.05)	$(0.05)	$(0.12)	$(0.12)	$(0.00)

	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020
	Non-redeemable	Non-redeemable
	common stock	common stock
Basic and diluted net loss per common share
Numerator:
Allocation of net loss, as adjusted	$(800)	$(885)
Denominator:
Basic and diluted weighted average shares outstanding	2,500,000	2,500,000
Basic and diluted net loss per common share	$(0.00)	$(0.00)

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

ROTH CH ACQUISITION III CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Each whole Public Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 9).

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Initial Stockholders purchased an aggregate of 408,000 Private Units at a price of $10.00 per Private Unit, for an aggregate purchase price of $4,080,000, in a private placement. Each Private Unit consists of one share of common stock (“Private Share”) and one-quarter of one redeemable warrant (“Private Placement Warrant”). Each whole Private Placement Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per full share, subject to adjustment (see Note 9). The proceeds from the Private Units were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

In February 2019, the Initial Stockholders purchased an aggregate of 100 shares of the Company’s common stock for an aggregate price of $25,000. On May 26, 2020, the Company effected a stock dividend of 28,750 shares of common stock for each share of common stock outstanding, resulting in an aggregate of 2,875,000 shares of common stock being held by the Initial Stockholders (the “Founder Shares”). In February 2021, the Company sold 35,233 Founder Shares to three of the Company’s director nominees (for a total of 105,699 Founder Shares) and 89,093 Founder Shares to affiliates of its sponsor group as part of a larger purchase and resale of securities. The total consideration paid for these shares was $1,247. On February 9, 2021, the Company effected a dividend of 0.50 share for each share outstanding resulting in there being an aggregate of 4,312,500 shares outstanding, and on February 24, 2021, the Company rescinded and cancelled the dividend, resulting in there being an aggregate of 2,875,000 Founder Shares outstanding. All share and per-share amounts have been retroactively restated to reflect the stock dividend. The Founder Shares included an aggregate of up to 375,000 shares subject to forfeiture by the Initial Stockholders to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Initial Stockholders would collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Initial Stockholders did not purchase any Public Shares in the Initial Public Offering and excluding the Private Shares). As a result of the underwriters’ election to fully exercise their over-allotment option, no Founder Shares are subject to forfeiture.

ROTH CH ACQUISITION III CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The sale of the Founders Shares to the Company's director nominees and affiliates of its sponsor group, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”).  Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 194,792 shares sold to the Company’s director nominees and affiliates of its sponsor group was $1,229,138, or $6.31 per share. The Founders Shares were effectively sold subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence. Stock-based compensation will be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.  As of September 30, 2021, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized.

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

Promissory Note — Related Party

On December 15, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $200,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) the consummation of the Initial Public Offering or (ii) the date on which the Company determined not to proceed with the Initial Public Offering. The outstanding balance under the Promissory Note of $200,000 was repaid on March 9, 2021. Borrowings under the Promissory Note are no longer available.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Initial Stockholders, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would be repaid upon consummation of a Business Combination, without interest. Up to $1,500,000 of such loans may be convertible into units at a price of $10.00 per unit, at the option of the lender. The units would be identical to the Private Units. As of September 30, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans. On November 3, 2021 the Company entered into a new promissory note with related parties of the Company in the aggregate principal amount of $500,000 in order to finance the Company’s working capital needs (see Note 11)

ROTH CH ACQUISITION III CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 7. COMMITMENTS

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

Consideration

Subject to the terms and conditions of the Business Combination Agreement, as a result of the Business Combination, the consideration payable or issuable to the owners of such equity interests in the Blocker (“Blocker Owners”) and the equityholders of QualTek other than the Blocker (the “Flow-Through Sellers”) is set forth below.

ROTH CH ACQUISITION III CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Blocker Owner Consideration

The consideration to be received by each Blocker Owner at the Closing will consist of:

●	the number of shares of Class A Common Stock of the combined company equal to the merger consideration, multiplied by (ii) such Blocker Owner’s pro rata percentage, which is the percentage of the aggregate consideration that such Blocker Owner is entitled to receive pursuant to the Business Combination Agreement, divided by (iii) $10.00; and
●	the number of Blocker Owner Earnout Shares (as defined below) equal to (i) 6,111,111, multiplied by (ii) such Blocker Owner’s pro rata percentage.

Flow-Through Seller Consideration

The consideration to be received by each Flow-Through Seller at the Closing will consist of:

●	the number of common units of QualTek (“Common Units”) equal to the merger consideration, multiplied by (ii) such Flow-Through Seller’s pro rata percentage, which is the percentage of the aggregate consideration that such Flow-Through Seller is entitled to receive pursuant to the Business Combination Agreement, divided by (iii) $10.00;
●	the number of shares of Class B Common Stock of the combined company equal to the number of Common Units determined pursuant to the immediately above calculation;
●	the number of Earnout Common Units (as defined below) equal to (i) 6,111,111, multiplied by (ii) such Flow-Through Seller’s pro rata percentage; and
●	the number of Earnout Voting Shares equal to the number of Earnout Common Units determined pursuant to the immediately above calculation.

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

The Earnout Shares and Earnout Common Units

In connection with the Closing, (i) 3,333,333.33 shares of Class A Common Stock issued to the Blocker Owners (the “Blocker Owner Earnout Shares”), (ii) 2,777,777.78 Common Units issued to the Flow-Through Sellers (the “Earnout Common Units”) and (iii) an equal number of shares of Class B Common Stock issued to the Flow-Through Sellers by the Company in connection with the Business Combination (the “Earnout Voting Shares,” and together with the Blocker Owner Earnout Shares, the “Earnout Shares”), will be subject to certain restriction on transfer and voting and potential forfeiture pending the achievement (if any) of the following earnout targets pursuant to the terms of the Business Combination Agreement:

ROTH CH ACQUISITION III CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

●	if, on or any time prior to the fifth anniversary of the date of the Closing, the closing sale price per share of Class A Common Stock equals or exceeds $15.00 per share for 20 trading days of any 30 consecutive trading day period following the Closing, 50% of the Earnout Shares and Earnout Common Units will be earned and no longer subject to the applicable restrictions on transfer and voting; and
●	if, on or any time prior to the fifth anniversary of the date of the Closing, the closing sale price per share of Class A Common Stock equals or exceeds $18.00 per share for 20 trading days of any 30 consecutive trading day period following the Closing, 50% of the Earnout Shares and Earnout Common Units will be earned and no longer subject to the applicable restrictions on transfer and voting.

Pre-PIPE Convertible Notes Offering

In connection with the Business Combination, accredited investors (each a “Pre-PIPE Investor”) have purchased convertible notes of QualTek, as issuer (the “Notes Issuer”), in an aggregate principal amount of $44.4 million (the “Pre-PIPE Notes”) in a private placement, issuable pursuant to Note Purchase Agreements (the “Note Purchase Agreements”), among the Notes Issuer, ROCR and the Pre-PIPE Investors (the “Pre-PIPE Investment”). The Pre-PIPE Notes are senior unsecured unsubordinated obligations of the Notes Issuer and are not transferable without the consent of the Notes Issuer (other than customary exceptions for transfers to affiliates). The Notes Issuer intends to use the proceeds from the sale of the Pre-PIPE Notes for general working capital or to fund acquisitions of accretive business targets.

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

PIPE Subscription Agreements

In connection with the Merger, the Company has obtained commitments from certain accredited investors (each a “Subscriber”) to purchase shares of Class A Common Stock which will be issued in connection with the closing of the Merger (the “PIPE Shares”), for an aggregate cash amount of $66.1 million at a purchase price of $10.00 per share, in a private placement (the “PIPE Investment”). Certain offering-related expenses are payable by the Company, including customary fees payable to the placement agents, Roth Capital Partners, LLC and Craig-Hallum, aggregating $5,150,000. Such commitments are being made by way of the subscription agreements, by and between each Subscriber and the Company (collectively, the “Subscription Agreements”). The purpose of the sale of the PIPE Shares is to raise additional capital for use in connection with the Business Combination and to meet the minimum cash requirements provided in the Business Combination Agreement. The PIPE Shares are identical to the shares of Class A Common Stock that will be held by the Company’s public stockholders at the time of the closing of the Business Combination, except that the PIPE Shares will not be entitled to any redemption rights and will not be registered with the SEC at closing of the Business Combination.

ROTH CH ACQUISITION III CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 8. STOCKHOLDERS’ EQUITY

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. At September 30, 2021 and December 31, 2020, there were 3,283,000 and 2,875,000 shares of common stock issued and outstanding, excluding 11,500,000 and no shares of common stock subject to possible redemption, which are presented as temporary equity, respectively.

NOTE 9. WARRANTS

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

SEPTEMBER 30, 2021

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the shares of common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

At September 30, 2021, there were 2,875,000 Public Warrants and 102,000 Private Placement Warrants outstanding. There were no Public Warrants or Private Placement Warrants outstanding as of December 31, 2020.

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

ROTH CH ACQUISITION III CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

			Quoted Prices in	Significant Other	Significant Other
		September 30,	Active Markets	Observable Inputs	Unobservable Inputs
	Description	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and marketable securities held in Trust Account		$115,007,452	$115,007,452	$—	$—

Liabilities:
Warrant Liability – Private Placement Warrants		$217,260	$—	$—	$217,260

The Private Placement Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liability on the accompanying condensed consolidated balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liability in the condensed consolidated statements of operations.

The Private Placement Warrants were valued using a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology, which is considered to be a Level 3 fair value measurement. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own Public Warrant pricing.

There were no transfers between Levels 1, 2 or 3 during the three and nine months ended September 30, 2021.

ROTH CH ACQUISITION III CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The following table provides quantitative information regarding Level 3 fair value measurements:

	At
	March 5, 2021
	(Initial	At
	Measurement)	September 30, 2021
Stock price	$9.78	$9.94
Strike price	$11.50	$11.50
Volatility	14.9%	19.8%
Risk-free rate	0.87%	0.95%
Probability of Business Combination occurring	75%	90.0%
Dividend yield	0.0%	0.0%
Fair value of Private Placement Warrants	$0.90	$2.13

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Warrant Liabilities
Fair value as of March 5, 2021 (Initial Measurement)	$91,800
Change in fair value	(9,180)
Fair value as of March 31, 2021	82,620
Change in fair value	232,560
Fair value as of June 30, 2021	$315,180
Change in fair value	(97,920)
Fair value as of September 30, 2021	$217,260

NOTE 11.  SUBSEQUENT EVENTS

On November 3, 2021 the Company entered into a new promissory note with related parties of the Company in the aggregate principal amount of $500,000 in order to finance the Company’s working capital needs. The promissory note is non-interest bearing and is not convertible into any securities of the Company and shall be payable upon the consummation of a Business Combination.

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

Blocker Owner Consideration

The consideration to be received by each Blocker Owner at the Closing will consist of:

●	the number of shares of Class A Common Stock of the combined company equal to the merger consideration, multiplied by (ii) such Blocker Owner’s pro rata percentage, which is the percentage of the aggregate consideration that such Blocker Owner is entitled to receive pursuant to the Business Combination Agreement, divided by (iii) $10.00; and
●	the number of Blocker Owner Earnout Shares (as defined below) equal to (i) 6,111,111, multiplied by (ii) such Blocker Owner’s pro rata percentage.

Flow-Through Seller Consideration

The consideration to be received by each Flow-Through Seller at the Closing will consist of:

●	the number of common units of QualTek (“Common Units”) equal to the merger consideration, multiplied by (ii) such Flow-Through Seller’s pro rata percentage, which is the percentage of the aggregate consideration that such Flow-Through Seller is entitled to receive pursuant to the Business Combination Agreement, divided by (iii) $10.00;
●	the number of shares of Class B Common Stock of the combined company equal to the number of Common Units determined pursuant to the immediately above calculation;
●	the number of Earnout Common Units (as defined below) equal to (i) 6,111,111, multiplied by (ii) such Flow-Through Seller’s pro rata percentage; and
●	the number of Earnout Voting Shares equal to the number of Earnout Common Units determined pursuant to the immediately above calculation.

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

The Earnout Shares and Earnout Common Units

In connection with the Closing, (i) 3,333,333.33 shares of Class A Common Stock issued to the Blocker Owners (the “Blocker Owner Earnout Shares”), (ii) 2,777,777.78 Common Units issued to the Flow-Through Sellers (the “Earnout Common Units”) and (iii) an equal number of shares of Class B Common Stock issued to the Flow-Through Sellers by the Company in connection with the Business Combination (the “Earnout Voting Shares”, and together with the Blocker Owner Earnout Shares, the “Earnout Shares”), will be subject to certain restriction on transfer and voting and potential forfeiture pending the achievement (if any) of the following earnout targets pursuant to the terms of the Business Combination Agreement:

●	if, on or any time prior to the fifth anniversary of the date of the Closing, the closing sale price per share of Class A Common Stock equals or exceeds $15.00 per share for 20 trading days of any 30 consecutive trading day period following the Closing, 50% of the Earnout Shares and Earnout Common Units will be earned and no longer subject to the applicable restrictions on transfer and voting; and
●	if, on or any time prior to the fifth anniversary of the date of the Closing, the closing sale price per share of Class A Common Stock equals or exceeds $18.00 per share for 20 trading days of any 30 consecutive trading day period following the Closing, 50% of the Earnout Shares and Earnout Common Units will be earned and no longer subject to the applicable restrictions on transfer and voting.

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

PIPE Subscription Agreements

In connection with the Merger, the Company has obtained commitments from certain accredited investors (each a “Subscriber”) to purchase shares of Class A Common Stock which will be issued in connection with the closing of the Merger (the “PIPE Shares”), for an aggregate cash amount of $66.1 million at a purchase price of $10.00 per share, in a private placement (the “PIPE Investment”). Certain offering-related expenses are payable by the Company, including customary fees payable to the placement agents, Roth Capital Partners, LLC and Craig-Hallum, aggregating $5,150,000. Such commitments are being made by way of the subscription agreements, by and between each Subscriber and the Company (collectively, the “Subscription Agreements”). The purpose of the sale of the PIPE Shares is to raise additional capital for use in connection with the Business Combination and to meet the minimum cash requirements provided in the Business Combination Agreement. The PIPE Shares are identical to the shares of Class A Common Stock that will be held by the Company’s public stockholders at the time of the closing of the Merger, except that the PIPE Shares will not be entitled to any redemption rights and will not be registered with the SEC at closing of the Business Combination.

For more information about the Business Combination Agreement, the Merger and related transactions, see “Proposal 1 — The Business Combination Proposal” of our Preliminary Proxy Statement on Schedule 14A initially filed with the SEC on August 11, 2021, as amended.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 13, 2019 (inception) through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had a net loss of $809,740, which consists of operational costs of $909,139, offset by a change in the fair value of warrant liability of $97,920 and interest earned on marketable securities held in Trust Account of $1,479.

For the nine months ended September 30, 2021, we had a net loss of $1,422,448, which consists of operational costs of $1,304,440 and a change in the fair value of warrant liability of $125,460, offset by interest earned on marketable securities held in Trust Account of $7,452.

For the three and nine months ended September 30, 2020, we had a net loss of $800 and $885, respectively, which consists of formation and operational costs.

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

For the nine months ended September 30, 2021, cash used in operating activities was $1,197,599. Net loss of $1,422,448 was affected by a change in the fair value of warrant liability of $125,460 and interest earned on marketable securities of $7,452. Changes in operating assets and liabilities provided $106,841 of cash for operating activities.

As of September 30, 2021, we had marketable securities held in the Trust Account of $115,007,452 (including approximately $7,452 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2021, we have not withdrawn any interest earned from the Trust Account.

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

As of September 30, 2021, we had cash of $93,594. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units at a price of $10.00 per unit, at the option of the lender. The units would be identical to the Private Units. On November 3, 2021 we entered into a new promissory note with related parties of the Company in the aggregate principal amount of $500,000 in order to finance the Company’s working capital needs. The promissory note is non-interest bearing and is not convertible into any securities of the Company and shall be payable upon the consummation of a Business Combination.

We will need to raise additional capital through loans or additional investments from our Sponsor, stockholders, officers, directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liabilities

We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815 under which the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Private Placement Warrants as liabilities at their fair value and adjust the Private Placement Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations.

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

Net Income (Loss) Per Common Share

Net loss per common stock is computed by dividing net loss by the weighted average number of common shares outstanding during the period. We apply the two-class method in calculating net income (loss) per share. Accretion associated with the redeemable shares common stock is excluded from income (loss) per common share as the redemption value approximates fair value.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon their evaluation, our principal executive officer and our principal financial and accounting officer concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments, and specifically as a result of the fact that we improperly valued our common stock subject to possible redemption as described in Note 2 of this Quarterly Report. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

In order to remediate the material weakness in internal controls described above, we plan to further enhance our processes to identify and appropriately apply applicable accounting requirements in the preparation of our financial statements, including by increased communication and involvement among our personnel, our sponsor and third-party professionals with whom we consult and depend upon regarding the application of complex accounting standards. We can offer no assurance that these initiatives will ultimately have the intended effects.

Other than as set forth above, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ROTH CH ACQUISITION III CO.

Date: November 18, 2021	By:	/s/ Byron Roth
	Name:	Byron Roth
	Title:	Co-Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: November 18, 2021	By:	/s/ Gordon Roth
	Name:	Gordon Roth
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)