Form 10-K
period 2021-12-31
QualTek Services Inc.
filed 2022-04-15
CIK 1839412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-40147

QualTek Services Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	83-3584928
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

475 Sentry Parkway E, Suite 200
Blue Bell, PA	19422
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (484) 804-4585

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Class A Common Stock	QTEK	The Nasdaq Stock Market LLC
Warrants	QTEKW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting securities held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2021, was approximately $113,505,000 million based upon the closing sale price of $9.87 of our common stock on such date. As of April 13, 2022, there were 24,446,284 shares of Class A Common Stock, $0.0001 par value, issued and outstanding and 26,663,575 shares of our Class B Common Stock, $0.0001 par value, issued and outstanding.

Documents Incorporated by Reference: None.

i

EXPLANATORY NOTE

On February 14, 2022, QualTek Services Inc. (f/k/a Roth CH Acquisition III Co. (“ROCR”)) (the “Company” or “QualTek”) closed its business combination (the “Business Combination”) with QualTek HoldCo, LLC (f/k/a BCP QualTek HoldCo, LLC), a Delaware limited liability company (“QualTek HoldCo”), pursuant to that certain Business Combination Agreement (the “Business Combination Agreement”) dated as of June 16, 2021, by and among (i) ROCR, (ii) Roth CH III Blocker Merger Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of ROCR (“Blocker Merger Sub”), (iii) BCP QualTek Investors, LLC, a Delaware limited liability company (the “Blocker”), (iv) Roth CH III Merger Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of ROCR (“Company Merger Sub”), (v) QualTek HoldCo and (vi) BCP QualTek, LLC, a Delaware limited liability company, solely in its capacity as representative of the Blocker’s equityholders and QualTek HoldCo’s equityholders (the “Equityholder Representative”). In connection with the consummation of the Business Combination, the Company changed its name from Roth CH Acquisition III Co. to QualTek Services Inc.

This Annual Report on Form 10-K principally describes the business and operations of the Company following the Business Combination, other than the financial statements and related Management’s Discussion and Analysis of Financial Condition and Results of Operations which describe the business, financial condition, results of operations, liquidity and capital resources of ROCR prior to the Business Combination. On April 1, 2022, we filed an amendment to our Current Report on Form 8-K, initially filed on February 16, 2022, which includes the audited consolidated financial statements of QualTek HoldCo for the year ended December 31, 2021 and related Management’s Discussion and Analysis of Financial Condition and Results of Operations. Interested parties should refer to our Current Report on Form 8-K, as amended, for more information.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements for purposes of the safe harbor provisions under the United States Private Securities Litigation Reform Act of 1995, including statements about the anticipated benefits of the Business Combination and the financial condition, results of operations, earnings outlook and prospects of QualTek. Forward-looking statements are typically identified by words such as “plan,” “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project,” “continue,” “could,” “may,” “might,” “possible,” “potential,” “predict,” “should,” “would” and other similar words and expressions, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements are based on the current expectations of the management of the Company, as applicable and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of such statement. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those discussed and identified in public filings made with the SEC by the Company and include, but are not limited to, the following:

•

expectations regarding the Company’s strategies and future financial performance, including its future business plans or objectives, prospective performance and opportunities and competitors, revenues, products and services, pricing, operating expenses, market trends, liquidity, cash flows and uses of cash, capital expenditures, and the Company’s ability to invest in growth initiatives and pursue acquisition opportunities;

•	our limited operating history as a combined company makes it difficult to evaluate our current business and future prospects;
•	our management team’s limited experience managing a public company;
•	the highly competitive industries that the Company serves, which are also subject to rapid technological and regulatory changes, as well as customer consolidation;
•	unfavorable market conditions, market uncertainty, public health outbreaks such as the COVID-19 pandemic and/or economic downturns;
•	failure to properly manage projects, or project delays;
•	failure to recover adequately on charges against project owners, subcontractors or suppliers for payment or performance;

•	the loss of one or more key customers, or a reduction in their demand for the Company’s services;
•	The Company’s backlog being subject to cancellation and unexpected adjustments;
•

the seasonality of the Company’s business, which is affected by the spending patterns of the Company’s customers and timing of governmental permitting, as well as weather conditions and natural catastrophes;

•	system and information technology interruptions and/or data security breaches;
•	failure to comply with environmental laws;
•

The Company’s significant amount of debt, which could adversely affect its business, financial condition and results of operations or could affect its ability to access capital markets in the future, and may prevent the Company from engaging in transactions that might benefit it due to its debt’s restrictive covenants; and

•

The Company’s status as a “controlled company” within the meaning of the Nasdaq rules and, as a result, qualifying for exemptions from certain corporate governance requirements, as a result of which you will not have the same protections afforded to stockholders of companies that are subject to such requirements.

Should one or more of these risks or uncertainties materialize or should any of the assumptions made by the management of the Company prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.

All subsequent written and oral forward-looking statements concerning the matters addressed in this Annual Report on Form 10-K and attributable to the Company or any person acting on their behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report on Form 10-K. Except to the extent required by applicable law or regulation, the Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K to reflect the occurrence of unanticipated events.

In addition, statements that the Company “believes” and similar statements reflect the Company’s beliefs and opinions on the relevant subject. These statements are based upon information available to such party as of the date of this Annual Report on Form 10-K, and while the Company believes such information forms a reasonable basis for such statements, such information may be limited or incomplete, and these statements should not be read to indicate that the Company has conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

PART I

Item 1. Business.

Overview

We are a technology-driven, leading provider of communications infrastructure services, power grid modernization, and renewables solutions to the North American telecommunications and utilities industries. We provide a variety of mission-critical services across the telecom and renewable energy value chain, including wireline and fiber optic terminations, wireless, fiber-to-the-home, or FTTH, and customer fulfillment activities. Our experienced management team has leveraged our technical expertise, rigorous quality and safety standards, and execution track record to establish and maintain long-standing relationships with blue-chip customers.

We operate out of two business segments: Telecom and Renewables & Recovery Logistics. Telecom consists of wireless, wireline, and power, which represented 81% of our revenues for the fiscal year ending December 31, 2021. We entered the renewable infrastructure sector with our acquisition of Fiber Network Solutions, LLC (“FNS”) in January 2021, which represented 5% of our revenues for the fiscal year ending December 31, 2021. Recovery Logistics represented 14% of our revenues for the fiscal year ending December 31, 2021.

Telecommunications

We provide a full suite of services to the telecom sector across both the wireless and wireline markets, from site acquisition and permitting to initial engineering and design to installation, maintenance, program management and fulfillment. Our core offerings consist of:

•	Engineering and construction services including the design and construction of aerial and underground fiber optic and coaxial systems for homes, businesses, cell towers, and small cells.
•	Installation services including the placement and splicing of fiber and coaxial cable, in addition to upgrades and new site builds for cellular towers.
•	Site acquisition services to determine the location for new sites prior to new site builds.
•

We also provide cable and satellite fulfillment services for residential and commercial customers. These services are provided for telecom companies in connection with the maintenance or expansion of new and existing networks.

While the telecommunications industry is naturally concentrated, we maintain customer diversification across our business segments. We have numerous long-established relationships with telephone companies, wireless carriers, multiple cable system operators and electric utilities companies, which have been built upon and cultivated through numerous Master Service Agreements (“MSAs”) that extend for periods of one or more years (majority are for three or more years, some of which have auto-renewal provisions). Blue-chip, investment grade customers including AT&T, Verizon, COX Communications, T-Mobile, Spectrum, and Comcast comprise a substantial portion of our revenue.

Within our Telecommunications segment we also provide electrical contracting, and utility construction and maintenance services. We construct and maintain overhead and underground distribution systems for municipalities, electric membership cooperatives, and electric-utility companies.

Renewables and Recovery Logistics

We entered the renewable infrastructure sector with our acquisition of FNS in January 2021. FNS is a full-service provider of fiber optic and electrical services, focusing primarily on renewable energy projects. Our capabilities in the space include expertise in wind and solar farm fiber, installation, and testing, optical ground wire (“OPGW”) & all-dielectric self-supporting, or ADSS, aerial transmission line installation, and large-scale data com solutions and installation.

In serving our customers, we provide fiber optic terminations, optical time domain reflectometer (“OTDR”) and power meter testing, fusion splicing, fiber placement, extensive fiber optic and copper infrastructure installation, cable jetting, boring and trenching, industry specific maintenance and material procurement.

We also provide business continuity and disaster relief services to telecommunications and power utility companies, as well as business-as-usual, or BAU, services such as generator storage and repair and cell maintenance services.

Geographic Presence

Our consolidated business has a national footprint with approximately 80 service locations across the U.S., strategically located in close proximity to major customers and growing markets. Our geographic footprint has grown to its present state both organically and through strategic acquisitions. QualTek serves markets locally through a dedicated in-house employee base of approximately 1,900 employees and a workforce of over 5,000 individuals (inclusive of in-house employees). Ultimately, we are a technology-driven provider of communications infrastructure services and solutions to the North American telecommunications and utilities industries, and we believe we are well-positioned for continued growth.

Industry Overview

Telecommunications

Significant advances in technology and rapid innovation in service offerings to data consumers have substantially increased demand for faster and more reliable wireless and wireline/fiber communications network services. Cisco’s 2020 Annual Internet Report predicts that by 2023, North Americans will have 5 billion networked devices/connections, up from 3 billion in 2018, with a nearly tripling of broadband and wireless speeds (measured in Mbps) over the same time period.

With the proliferation of mobile devices, advancements in the “internet of things,” or IoT, and segments of the workforce permanently shifting to remote work post-COVID-19, network traffic is at an all-time high and is expected to continue to grow, generating demand for both wired and wireless connectivity. Increased data usage is driven by two key dynamics: i) an increase in the number of internet-enabled devices per capita and ii) an increase in connection speed. The 2020 Cisco Report provides that devices and connections are growing faster (10% CAGR) than both the population (1% CAGR) and internet users (6% CAGR). As a result, devices and connections per household and per capita in North America are expected to grow 63%, up from 8.2 in 2018 to 13.4 by 2023.

COVID-19 has further catalyzed network traffic growth by creating permanent shifts away from the office and into the home. Per a 2020 Gartner report, 75% of companies are planning to permanently shift to remote work post COVID-19, which will continue to drive consumer demand for high-speed home office connectivity.

Low levels of fiber penetration and the nascent state of North American 5G deployment currently present significant opportunities for sustained growth for businesses such as QualTek:

•

Wireless: Major carriers have continued to expand wireless network capacity and density with accelerated development and planned implementation of 5G wireless technologies. The increased speed and capacity that will result from deployment of 5G technology will require additional and improved tower capacity with higher data frequencies, as well as deployment of numerous higher bandwidth small cells to “densify” network performance. Wireless technology will need to be supported by fiber backbone and as a result, many carriers have committed to investing in the fiber infrastructure buildout.

•

Wired: Telecommunication companies have also deployed capital and initiatives to improve fiber connectivity. Only about 10-15% of total broadband connections in the U.S. are provisioned by fiber, as compared to over 50% in other developed countries such as South Korea, Sweden and Finland. Importantly, with only about 47 million U.S. homes (about 37% as per the Fiber Broadband Association) passed with fiber in 2019, over 100 million U.S. homes represent opportunities for fiber passing over the next several years, indicating a massive investment cycle that is still in early stages.

Renewable and Recovery Logistics

In 2017 and 2018, solar PV and onshore wind consolidated their dominance in the renewable energy market, representing on average 77% of total finance commitments in renewable energy. The highly modular nature of these technologies, their short project development lead times, increasing competitiveness driven by technology and manufacturing improvements, and government regulations play an important role in explaining these technologies’ large share of global renewable energy investment.

Investment in offshore wind has picked up, attracting, on average, $21 billion a year globally between 2013 and 2018, and representing 8% of the total renewable capacity addition in 2018. According to the International Renewable Energy Agency (IRENA), offshore wind holds considerable growth potential and will have a key role to play in achieving a level of deployment to support a decarbonized growth trajectory.

The Biden administration is expected to amplify this increase in spending for renewable power projects. For example, since his first day in office, President Biden has rejoined the 2015 Paris Agreement, committed to investing $400 billion in the next ten years in clean energy and innovation, and set a goal to achieve a carbon pollution-free power sector by 2035. We believe that this will translate into significant government spending in renewables to meet this goal, and also government regulations and policies that promote spending in the renewables space across various sectors of the economy. We believe that the Biden administration’s commitment to renewable energy will create ripple effects across the nation and ultimately lead to more opportunities for us to expand our business with customers.

Competitive Strengths

Culture of Operational Excellence that Resonates with Established Blue-Chip Customer Base

QualTek analyzes and evaluates key performance metrics, from customer satisfaction to technical issues in the field, hiring processes and working capital management. We have fostered a culture of continuous improvement and our operational excellence is reflected in our ability to take market share. Our decentralized operations create multiple points of contact with our customers, including Fortune 500 companies such as AT&T, Verizon, Comcast, Blattner Energy, Kiewit, and Dish thereby generating numerous individual relationships and contract opportunities per customer.

Highly Scalable Shared Services Platform Driven by Tech-Enabled Capabilities

QualTek provides full turnkey services to its customers. Our significant investment over the years to optimize our platform and technology has created a highly scalable business ready to support continued growth. For example, a centralized shared services system provides us with a competitive advantage for operational execution of customer services, process consistency and cross division sharing of “best practices,” resulting in enhanced efficiency and scalability. To maintain this operational excellence, we conduct disciplined measuring of key performance indicators, or KPIs, with quality control for every division to ensure industry-leading execution capabilities.

Significant Revenue and Backlog Visibility

Our backlog consists of the estimated amount of revenue we expect to realize from future work on uncompleted contracts, including new contracts under which work has not begun, as well as revenue from change orders and renewal options. A significant portion of our 24-month backlog is attributable to MSAs and other service agreements, none of which require our customers to purchase a minimum amount of services and are cancelable on short or no advance notice. Backlog amounts are determined based on estimates that incorporate historical trends, anticipated seasonal impacts, experience from similar projects and estimates of customer demand based on communications with our customers.

Our long-standing relationships with blue-chip, investment grade customers enable us to understand our customers’ needs and expand our backlog. Our backlog provides long-term visibility into a recurring and growing revenue base. QualTek has significant revenue visibility given our estimated $2.1 billion two-year backlog of which $2.0 billion relates to our Telecom segment and $0.1 billion relates to our Renewables & Recovery Logistics segment.

Backlog is not a measure defined by United States generally accepted accounting principles (“GAAP”) and should be considered in addition to, but not as a substitute for, GAAP results. Participants in our industry often disclose a calculation of their backlog; however, our methodology for determining backlog may not be comparable to the methodologies used by others. There can be no assurance as to our customers’ requirements or if actual results will be consistent with the estimates included in our forecasts. As a result, our backlog as of any particular date is an uncertain indicator of future revenue and earnings.

Proven Acquisition Strategy with Successful Integration Process

Our management team has demonstrated the success of its unique M&A strategy through the successful identification and integration of nine add-ons in the last three-and-a-half years, including four during 2021. QualTek’s successful M&A history demonstrates our extensive experience in identifying synergistic targets and successfully integrating them into our platform. QualTek enables a quick and seamless integration process by onboarding the target business onto QualTek’s supporting IT infrastructure, leveraging our QVision platform to standardize performance within the target business to meet the standard of quality that QualTek delivers.

Our M&A activity has also successfully diversified our revenue base across a number of high quality customers in both the telecommunication and renewable energy sectors, with continued emphasis on providing complementary service offerings to drive cross-sell and capture market share and we expect to continue acquiring target companies at accretive multiples.

World-Class Talent and Management Team

QualTek is led by highly experienced management team that is positioned to drive market share capture and capitalize on sector momentum. Our senior management team has an average of 25+ years of individual industry experience and has worked together for a considerable period of time. Our team is well suited to establish and maintain long-standing relationships with blue-chip customers as a result of our technical expertise, rigorous quality and safety standards, and execution track record.

Strategic Regional Presence across the U.S.

QualTek has a national footprint with approximately 80 strategically located service locations across the U.S. in close proximity to our major customers, allowing us to respond to customer demand swiftly and efficiently. Our presence in multiple regions gives us valuable insight into local market drivers and customer demand, thereby enabling us to provide bespoke services in each market. Due to this presence, QualTek has also built deep relationships with local customers that help drive business development, project execution, and cross-sell opportunities. QualTek serves markets locally through a dedicated in-house employee base of approximately 1,900 employees and its activities provide work for over 5,000 people through the use of subcontracting firms to access a deeper and more flexible labor pool to efficiently deliver on engagements across the region.

Growth Strategy

Expand Service Offerings & Solutions while Leveraging Contract Opportunities

QualTek’s complementary service offering creates an opportunity for us to grow our business with customers in two core ways: by winning more contracts and cross-selling services. We anticipate growth in our Telecom business as spectrum continues to become available. Additionally, we plan to cross-sell our full-suite of wireless services to our existing customer base.

In our Renewables & Recovery Logistics segment, we see significant opportunity to leverage existing customers and footprint for incremental projects. We also expect the Biden administration to promote more spending in renewables, not only through government contracts, but also in other sectors and businesses that will in turn reinvest in renewable energy solutions.

Scaled Growth Leader in the Early Stage of a Multi-Year Telecom and Renewables Infrastructure Spend Cycle

We believe that QualTek is poised to capitalize on attractive industry dynamics and tailwinds. Increasing data consumption across multiple platforms, continued growth of mobile data demand, increasing popularity of video streaming services, and continued expansion of fiber networks are all drivers of carrier demand for network infrastructure. This exponential increase in data traffic will require an upgraded network infrastructure and deeper fiber penetration to serve as the foundation for 5G wireless technology moving forward. Every major carrier, including Verizon and AT&T, has publicly committed to investing in the fiber and 5G build-out.

Continued Value Creation Through Strategic M&A

Since 2012, QualTek has successfully leveraged the experience and track record of our seasoned management team to identify and integrate tuck-in opportunities, which have aided in our growth both organically and inorganically. In the past three-and-a-half years, we have successfully acquired and integrated nine targets. Our origination process is largely centered on management’s deep relationships across the industry, which enable us to actively identify strategic targets in attractive markets or with complementary, value-added service capabilities. Thus, we have a continually evolving platform of high quality potential targets.

QualTek also has a successful history of integrating tuck-ins and providing a conducive environment for target management to achieve earnouts. We are able to leverage our proprietary technology-driven and highly scalable shared services platform to seamlessly integrate and grow the acquisition targets. Over time, we often see a reduction in our acquisition multiple (between pre-acquisition

EBITDA multiple and post-acquisition EBITDA multiple) as QualTek realizes significant growth synergies and expands its business with customers.

Our Services and Solutions

We are a leading, one-stop infrastructure solutions provider at the epicenter of the 5G and renewables buildout. To serve our customers, we operate in two distinct segments: Telecom, which includes our wireless and wireline engineering and construction services along with our electrical construction and maintenance services, and Renewables & Recovery Logistics.

Telecommunications

Our Telecom segment helps our clients build and maintain better, more reliable networks across the United States. We are able to provide technology-driven, field-based critical services across every stage of the network life-cycle for the telecommunications industry and power utility industry. This segment is composed of three sub-segments of services: wireless, wireline and power.

Wireless

This sub-segment operates under the brand QualTek Wireless as a turnkey provider of installation, project management, maintenance, real estate, and site acquisition to major wireless carriers. Some other services offered include:

•	Architecture and Engineering
•	Permitting
•	Program and Construction Management
•	Construction and Integration
•	Site Acquisition
•	Real Estate

Wireline

This sub-segment provides fiber optic aerial and underground installation, fiber optic splicing, termination & testing, new installation, engineering, and fulfillment services to major telecommunication companies. Other wireline services include:

•	Fiber Backhaul
•	Aerial Installation
•	Pole Upgrades
•	Fiber / Copper Splicing
•	Direction Drilling
•	Missile Boring
•	Trenching
•	OTDR Test / Certification
•	MDU Retro-Fits
•	MTU Builds

QualTek’s ability to implement smarter designs, increase utilization rates, and improve network performance all help lower operating expenses and increase profits for our customers. In the Wireless and Wireline sub-segments, QualTek has long-standing relationships with AT&T, Verizon, T-Mobile, Dish, Comcast, Altice, amongst many other blue-chip names.

Power

This sub-segment provides electrical contracting, and utility construction and maintenance services to municipalities, electric membership cooperatives, and electric-utility companies, including the construction and maintenance of overhead and underground distribution systems. We provide comprehensive power line services including:

●	New-build Distribution Line Construction
●	Maintenance
●	Pole Replacements
●	Live-line Maintenance
●	Hardening and Reliability Services
●	Directional Boring
●	Underground Structures
●	Duct Bank Projects
●	Direct-Bury Conduit
●	Greenfield Residential Distribution

QualTek has the experience and the resources necessary to reliably deliver quality work for even the most complex and demanding overhead and underground ventures.

Renewables & Recovery Logistics

Our Renewables & Recovery Logistics segment provides end-to-end services for clients in the renewable energy sector and supports business continuity and disaster relief for clients in the telecommunications, power utility, and renewable energy industries.

Renewables

This sub-segment operates under the brand QualTek Renewables and provides installation, testing, and maintenance for wind farms, solar farms, and fiber optic grids. Other QualTek Renewables services include:

•	Fiber Optic Terminations
•	OTDR and Power Meter Testing
•	Fusion Splicing
•	Fiber Replacement
•	Fiber Optic and Copper Infrastructure Installation
•	Cable Jetting
•	Boring & Trenching
•	Wind and Solar Farm fiber, installation, and testing
•	Large scale data communications solutions and installation
•	OPGW & ADSS Aerial transmission line installation

Our wind business comprises a majority of the revenue for our Renewables sub-segment for the fiscal year ending December 31, 2021. Advanced wind turbines include a large number of sensors whose signals are prone to contamination from electrical interference from lightning strikes. It is increasingly common to use fiber optics to galvanically isolate such interfaces, which is more difficult and costly with copper wires. This not only limits the damage of any lightning strikes but also can help reduce the effects of power line noise on sensitive sensor readings. Fiber optics are used for both galvanic isolation purposes and data communications. In addition, offshore turbines are often situated five plus miles from the control center on land, making routine maintenance difficult and costly. As a result, wind turbine operators increasingly rely on complex sensors to monitor efficiently and schedule routine maintenance. Fiber optic cables are the preferred choice from a reliability and ease of maintenance perspective, especially at scale.

Our solar business services help support solar power generation by ensuring that our clients’ farms are running safely and efficiently. In a solar farm power generation system, large amounts of current are generated from the heat of the sun. In order to protect the equipment from current leakage, galvanic insulation becomes important to ensure the power system’s quality and reliability. Fiber optics offer insulation protection from high-voltage/current glitches and unwanted signals into power equipment controls and communication. In addition, fiber optic communication can cover longer link distance connections compared to copper wire. As the solar farms grow in size, monitoring and controlling all the solar panels requires long link distance connections, which is only possible with fiber optic cable.

Recovery Logistics

This sub-segment operates under the brand QualTek Recovery Logistics and provides business continuity, restoration, and disaster relief services to its clients, including AT&T, Verizon, Duke Energy, Gulf Power, and Entergy, amongst others. QualTek Recovery

Logistics is able to deploy recovery teams from any one of QualTek’s approximately 80 locations, enabling rapid responses across North America. Some other services offered include:

•	Recovery Management
•	Transport Logistics
•	Temporary Shelter
•	Network Recovery
•	Fleet Services
•	Energy Resources
•	Catering
•	Sanitation

Through our 2018 acquisition of Recovery Logistics, LLC (“RLI”), we transformed our recovery logistics sub-segment from a regional player with concentration in the Southeast to a fully national presence with a diversified customer base which can be served out of approximately 80 locations. RLI is a leading provider of business continuity and disaster recovery operations for the telecommunications and power utility sectors. RLI helps businesses recover from unplanned events, including hurricanes, winter storms and floods.

QualTek’s recent entry into the renewable energy space positions it to capitalize on sector tailwinds. Within Renewables, there is also significant opportunity for the Company to leverage existing customer relationships, as well as its footprint, to gain traction and win incremental projects. This also applies to QualTek’s Recovery Logistics sub-segment, as the Company may be able to cross-sell recurring maintenance and recovery services to capture incremental revenue and deepen penetration with existing customer relationships. Providing recovery logistics capabilities offers another touchpoint for the Company to deliver high value-added services, underlining QualTek’s extensive repertoire of end-to-end services.

We believe that revenue will continue to be propelled by the government’s focus and spending in the Renewables space, as well as QualTek’s commitment to expanding its service offerings and customer base, specifically in its Recovery Logistics sub-segment.

Contract Overview

QualTek has numerous MSAs with blue chip customers that extend for periods of one or more years, with a majority for three or more years, some of which have automatic renewals, providing meaningful revenue visibility. Generally, the Company maintains multiple agreements with each customer as different geographies and scopes of work are individually priced. Pricing is generally based on a fixed price per unit basis with up to hundreds of units priced in a single contract. Many contracts specify discrete billing milestones for each job to be performed. As an agreed-upon milestone is achieved, QualTek may bill for the work performed. Purchase orders for discrete projects are generally issued under an MSA. This allows for quantity adjustments for the number of tasks/units that are performed with respect to a project. There are also other adjustments such as “rock adders” that accommodate changes in scope versus original engineering plans. As these adjustments are billed continuously throughout the job, they are known and often accepted by the customer as the work proceeds, substantially reducing QualTek’s risk of having cost overruns. MSAs have historically been renewed creating sticky revenue.

QualTek utilizes a disciplined approach when bidding on new contracts and will decline to bid if management believes QualTek cannot deliver the quality that meets Company standards while achieving return targets. The Company’s approach in submitting a bid that meets target returns is based on a number of factors, including, but not limited to its:

•	Experience in understanding the true scope of the work and associated margin
•	Knowledge of local factors (i.e. resources, regional dynamics, work conditions, etc.) that will impact work to be performed

•	Ability to simultaneously “lock-in” labor rates with contracts for the work to be performed on fixed price per unit basis (“back-to-back” agreements with contractors)
•	Pass-through nature of material purchases

Due to the Company’s turnkey capabilities and high standard for quality control, QualTek often receives requests from customers to bid on new contract opportunities.

Backlog

Our backlog consists of the estimated amount of revenue we expect to realize from future work on uncompleted contracts, including new contracts under which work has not begun, as well as revenue from change orders and renewal options. A significant portion of our 24-month backlog is attributable to MSAs and other service agreements, none of which require our customers to purchase a minimum amount of services and are cancelable on short or no advance notice. Backlog amounts are determined based on estimates that incorporate historical trends, anticipated seasonal impacts, experience from similar projects and estimates of customer demand based on communications with our customers.

QualTek maintains strong potential revenue visibility through its two-year estimated backlog. Consistent with standard practice across the industry, QualTek calculates its estimated backlog for work under MSAs and other service agreements (including issued purchase orders) based on historical trends, anticipated seasonal impacts, experience from similar projects and estimates of customer demand based on communications with our customers. We have a two-year aggregate backlog of $2.1 billion of which $2.0 billion relates to our Telecom segment and $0.1 billion relates to our Renewables & Recovery Logistics segment.

Backlog is not a measure defined by GAAP and should be considered in addition to, but not as a substitute for, GAAP results. Participants in our industry often disclose a calculation of their backlog; however, our methodology for determining backlog may not be comparable to the methodologies used by others. There can be no assurance as to our customers’ requirements or if actual results will be consistent with the estimates included in our forecasts. As a result, our backlog as of any particular date is an uncertain indicator of future revenue and earnings.

Facilities

QualTek’s headquarters are located in an approximately 39,000 square foot facility that we lease in Blue Bell, Pennsylvania. Our lease of this facility expires in 2031, and we have the option to extend the lease for an additional five-year period. QualTek has properties related to its operations in approximately 80 locations. QualTek’s management believes that its properties have been well maintained, are in good condition, and are adequate to meet our current needs.

Human Capital Resources

Our employees are critical to our success. In order to best service our customers, QualTek utilizes a hybrid in-house & contracted labor model to flex our workforce in real-time. As of December 31, 2021, the Company had a workforce of approximately 840 in the Midwest, 1,450 in the West, 600 in the Southwest, 820 in the Southeast, and 1,515 in the Northeast. The Northeast workforce included approximately 100 corporate employees that support all regions. Our executive leadership team averages over 25 years of industry or functional experience. To date, we have not experienced any work stoppages and consider our relationship with our employees to be in good standing.

Government Regulations

We are subject to state and federal laws that apply to businesses generally, including laws and regulations related to labor relations, wages, worker safety and environmental protection. While many of our customers operate in regulated industries (for example, utilities regulated by the public service commission or communications companies regulated by the Federal Communications Commission (“FCC”), we are not generally subject to such regulation and oversight.

In addition to environmental laws and regulations, as a contractor, our operations are subject to various laws, including:

•	regulations related to worker safety and health, including those established by the Occupational Safety and Health Administration and state equivalents;

•	regulations related to vehicle registrations, including those of the states and the U.S. Department of Transportation;
•	contractor licensing requirements;
•	permitting and inspection requirements; and
•	building and electrical codes.

We are also subject to numerous environmental laws, regulations and programs, including the handling, transportation and disposal of non-hazardous and hazardous substances and wastes, laws governing emissions and discharges into the environment, including discharges into air, surface water, groundwater and soil, and programs related to the protection of endangered species and critical habitats.

We also are subject to laws and regulations that impose liability and cleanup responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, liabilities can be imposed for cleanup of properties, regardless of whether we directly caused the contamination or violated any law at the time of discharge or disposal. The presence of contamination from such substances or wastes could interfere with ongoing operations or adversely affect our business.

In addition, we could be held liable for significant penalties and damages under certain environmental laws and regulations. Our contracts with customers may also impose liabilities on us regarding environmental issues that arise through the performance of our services. From time to time, we may incur unanticipated and substantial costs and obligations related to environmental compliance and/or remediation matters.

We believe we have all material licenses and permits needed to conduct operations and that we are in material compliance with all applicable regulatory and environmental requirements. We could, however, incur significant liabilities if we fail to comply with such requirements.

The potential effects of climate change on our operations is highly uncertain. Climate change may result in, among other things, changes in rainfall patterns, storm patterns and intensities and temperature levels. Our operating results are significantly influenced by weather. Therefore, major changes in weather patterns could have a significant effect on our future operating results. For example, if climate change results in significantly more adverse weather conditions in a given period, we could experience reduced productivity, which could negatively affect our revenue and profitability. Climate change could also affect our customers and the projects that they award. Demand for power projects or other projects could be negatively affected by significant changes in weather or from legislation or regulations governing climate change.

Legal Proceedings

We are from time to time subject to various claims, lawsuits and other legal and administrative proceedings arising in the ordinary course of business. Some of these claims, lawsuits and other proceedings may involve highly complex issues that are subject to substantial uncertainties, and could result in damages, fines, penalties, non-monetary sanctions or relief. We recognize provisions for claims or pending litigation when we determine that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. Due to the inherent uncertain nature of litigation, the ultimate outcome or actual cost of settlement may materially vary from estimates.

Available Information

Our investor relations website address is https:\\investors.qualtekservices.com. We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events in a Current Report on Form 8-K. The SEC also maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s website is located at http://www.sec.gov.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, financial condition and operating results. Unless the context otherwise requires, all references in this subsection to the “Company,” “we”, “us” or “our” refer to QualTek Services Inc. and its consolidated subsidiaries following the Business Combination, which was completed on February 14, 2022, other than certain historical information which refers to the business of QualTek HoldCo prior to the consummation of the Business Combination.

Risk Factor Summary

Risks Related to the Company

•

Many of the industries the Company serves are highly competitive and subject to rapid technological and regulatory changes, as well as customer consolidation, any of which could result in decreased demand for the Company’s services and adversely affect its results of operations, cash flows and liquidity.

•

Unfavorable market conditions, market uncertainty, public health outbreaks such as the COVID-19 pandemic and/or economic downturns could reduce capital expenditures in the industries the Company serves or could adversely affect its customers, which could result in decreased demand or impair its customers’ ability to pay for the Company’s services.

•

The Company’s failure to properly manage projects, or project delays, could result in additional costs or claims or failure to achieve actual revenue or profits when anticipated or at all, which could have a material adverse effect on the Company’s operating results, cash flows and liquidity.

•

The Company’s failure to recover adequately on charges against project owners, subcontractors or suppliers for payment or performance could have a material adverse effect on the Company’s financial results.

•

The Company derives a significant portion of its revenue from a few customers, and the loss of one or more of these customers, or a reduction in their demand for the Company’s services, could impair the Company’s financial performance. In addition, many of the Company’s contracts, including its service agreements, do not obligate the Company’s customers to undertake any infrastructure projects or other work with the Company, and most of the Company’s contracts may be canceled on short or no advance notice.

•

Amounts included in the Company’s backlog may not result in actual revenue or translate into profits. The Company’s backlog is subject to cancellation and unexpected adjustments and is, therefore, an uncertain indicator of future operating results.

•

The Company’s business is seasonal and affected by the spending patterns of the Company’s customers and timing of governmental permitting, as well as weather conditions and natural catastrophes, which exposes the Company to variations in quarterly results.

•

The Company relies on information, communications and data systems in its operations. System and information technology interruptions and/or data security breaches could adversely affect the Company’s ability to operate and its operating results or could result in harm to its reputation.

•

A failure to comply with environmental laws could result in significant liabilities or harm the Company’s reputation, and new environmental laws or regulations could adversely affect the Company’s business.

•

The Company has a significant amount of debt, which could adversely affect its business, financial condition and results of operations or could affect its ability to access capital markets in the future. In addition, the Company’s debt contains restrictive covenants that may prevent it from engaging in transactions that might benefit the Company.

Risk Related to the Class A Common Stock

•	The market price of the Class A common stock of the Company, $0.0001 par value per share (the “Class A Common Stock”) is likely to be highly volatile, and you may lose some or all of your investment.
•

The Company’s business and operations could be negatively affected if it becomes subject to any securities litigation or shareholder activism, which could cause the Company to incur significant expense, hinder execution of business and growth strategy and impact its stock price.

•

We are a “controlled company” within the meaning of the applicable rules of Nasdaq and, as a result, may qualify for exemptions from certain corporate governance requirements. To the extent we rely on such exemptions, our shareholders will not have the same protections afforded to stockholders of companies that are not controlled companies.

•

The Company is an emerging growth company within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), and the Company has taken advantage of certain exemptions from disclosure requirements available to emerging growth companies; this could make the Company’s securities less attractive to investors and may make it more difficult to compare the Company’s performance with other public companies.

Risks Related to Tax

•

Our only principal asset is our interest in QualTek HoldCo, and accordingly we will depend on distributions from QualTek HoldCo to pay dividends, taxes, other expenses, and make any payments required to be made under the Tax Receivable Agreement.

•

The Tax Receivable Agreement will require us to make cash payments to the TRA Holders in respect of certain tax benefits and such payments may be substantial. In certain cases, payments under the Tax Receivable Agreement may (i) exceed any actual tax benefits the TRA Holders realizes or (ii) be accelerated.

•	We could be adversely affected by changes in applicable tax laws, regulations, or administrative interpretations thereof in the United States or other jurisdictions.

Risks Related to the Industries We Serve

Changes to laws, governmental regulations and policies, including governmental permitting processes and tax incentives, could affect demand for our services. Additionally, demand for construction services depends on industry activity and expenditure levels, which can be affected by a variety of factors. Our inability or failure to adjust to such changes or activity could result in decreased demand for our services and adversely affect our results of operations, cash flows and liquidity.

The industries we serve are subject to effects of governmental regulation, climate change initiatives and political or social activism, any of which could result in reduced demand for our services, delays in timing of construction of projects or cancellations of current or planned future projects. Many of our customers face stringent regulatory and environmental requirements and permitting processes, including governmental regulations and policies. Most of our communications customers are regulated by the FCC, and our utility customers are regulated by state public utility commissions. These agencies or governments could change their interpretation of current regulations and/or may impose additional regulations, which could have an adverse effect on our customers, reduce demand for our services and adversely affect our results of operations, cash flows and liquidity. We build renewable energy infrastructure, including wind, solar and other renewable energy facilities, for which the development may be partially dependent upon federal tax credits, existing renewable portfolio standards and other tax or state incentives. Elimination of, or changes to, existing renewable portfolio standards, tax incentives or similar environmental policies could negatively affect demand for our services.

All of the above factors could result in fewer projects than anticipated or a delay in the timing of construction of these projects and the related infrastructure, which could negatively affect demand for our services, and have a material adverse effect on our results of operations, cash flows and liquidity.

Many of the industries we serve are highly competitive and subject to rapid technological and regulatory changes, as well as customer consolidation, any of which could result in decreased demand for our services and adversely affect our results of operations, cash flows and liquidity.

Our industry is highly fragmented, and we compete with other companies in most of the markets in which we operate, ranging from small independent firms servicing local markets to larger firms servicing regional and national markets. We also face competition from existing and prospective customers that employ in-house personnel to perform some of the services we provide. There are relatively few barriers to entry into certain of the markets in which we operate and, as a result, any organization that has adequate financial resources and access to technical expertise and skilled personnel may become a competitor. Most of our customers’ work is awarded through bid processes, and our project bids may not be successful. Our results of operations, cash flows and liquidity could be materially and adversely affected if we are unsuccessful in bidding for projects or renewing our MSAs, or if our ability to win such projects or agreements requires that we accept lower margins.

We derive a substantial portion of our revenue from customers in industries that are subject to rapid changes in technology, governmental regulation, changing consumer demands and consolidation, such as the telecommunications industry. Technological advances in the markets we serve could render existing projects or technologies uncompetitive or obsolete and/or could alter our customers’ existing operating models.

Our failure to rapidly adopt and master new technologies as they are developed or adapt to changing customer requirements could reduce demand for our services. Additionally, consolidation among our customers could result in the loss of customer revenue or could negatively affect customer demand for the services we provide and have a material adverse effect on our results of operations, cash flows and liquidity.

Unfavorable market conditions, market uncertainty, public health outbreaks such as the COVID-19 pandemic and/or economic downturns could reduce capital expenditures in the industries we serve or could adversely affect our customers, which could result in decreased demand or impair our customers’ ability to pay for our services.

Demand for our services has been, and will likely continue to be, cyclical in nature and vulnerable to general downturns in the U.S. economy. Unfavorable market conditions, market uncertainty, public health outbreaks such as the COVID-19 pandemic and/or economic downturns could have a negative effect on demand for our customers’ services or the profitability of their services. We continually monitor our customers’ industries and their relative health compared to the economy as a whole. Our customers may not have the ability to fund capital expenditures for infrastructure or may have difficulty obtaining financing for planned projects during economic downturns. Uncertain or adverse economic conditions or the lack of availability of debt or equity financing for our customers could reduce their capital spending and/or result in project cancellations or deferrals. Any of these conditions could materially and adversely affect our results of operations, cash flows and liquidity, and could add uncertainty to our backlog determinations. Other economic factors can also negatively affect demand for our services, including economic downturns affecting our communications and customer fulfillment customers, if services are ordered at a reduced rate, or not at all. A decrease in demand for the services we provide from any of the above factors, among others, could materially and adversely affect our results of operations, cash flows and liquidity.

An impairment of the financial condition of one or more of our customers due to economic downturns, or due to the potential adverse effects of the COVID-19 pandemic on economic activity, could hinder their ability to pay us on a timely basis. In difficult economic times, some of our clients may find it difficult to pay for our services on a timely basis, increasing the risk that our accounts receivable could become uncollectible and ultimately be written off. In certain cases, our clients are project-specific entities that do not have significant assets other than their interests in the project. From time to time, it may be difficult for us to collect payments owed to us by these clients. Delays in client payments may require us to make a working capital investment, which could negatively affect our cash flows and liquidity. Our results of operations, cash flows and liquidity could be materially and adversely affected if a client fails to pay us on a timely basis or defaults in making payments on a project for which we have devoted significant resources.

Risks Related to Our Business and Operations

Our failure to properly manage projects, or project delays, including those resulting from difficult work sites and environments or delays, could result in additional costs or claims or failure to achieve actual revenue or profits when anticipated or at all, which could have a material adverse effect on our operating results, cash flows and liquidity.

Certain of our engagements involve large-scale, complex projects that may occur over extended time periods. The quality of our performance on such a project depends in large part upon our ability to manage our client relationship and the project itself, such as the timely deployment of appropriate resources, including third-party contractors and our own personnel. Our results of operations, cash flows and liquidity could be adversely affected if we miscalculate the resources or time needed to complete a project with capped or fixed fees, or the resources or time needed to meet contractual milestones.

We perform work under a variety of conditions, including, but not limited to, challenging and hard to reach terrain and difficult site conditions. Performing work under such conditions can result in project delays or cancellations, potentially causing us to incur unanticipated costs, reductions in revenue or the payment of liquidated damages. In addition, some of our agreements require that we assume the risk should actual site conditions vary from those expected. Some of our projects involve challenging engineering, procurement and construction phases, which may occur over extended time periods. We may encounter difficulties in engineering, delays in designs or materials provided by the customer or a third party, equipment and material delivery delays, permitting delays, schedule changes, delays from customer failure to timely obtain rights-of-way, weather-related delays, delays by subcontractors in completing their portion of projects and governmental, market and political or other factors, some of which are beyond our control and could affect our ability to complete a project as originally scheduled. For instance, in the second half of 2021, we experienced delays in certain 5G rollout projects, including equipment delays, which are expected to delay or reduce our anticipated revenue or profits from these projects. In some cases, delays and additional costs may be substantial, and/or we may be required to cancel or defer a project and/or compensate the customer for the delay. We may not be able to recover any of such costs. Any such delays, cancellations, errors or other failures to meet customer expectations could result in damage claims substantially in excess of the revenue associated with a project. Delays or cancellations could result in additional costs or claims or failure to achieve actual revenue or profits when anticipated or at all, which could have a material adverse effect on our operating results, cash flows and liquidity, and could also negatively affect our reputation or relationships with our customers, which could adversely affect our ability to secure new contracts.

We could also encounter project delays due to local opposition, including political and social activism, which could include injunctive actions or public protests related to the siting of our projects, and such delays could adversely affect our project margins. In addition, some of our agreements require that we pay liquidated damages or other charges if we do not meet project deadlines; therefore, any failure to properly estimate or manage cost, or delays in the completion of projects, could subject us to penalties, which could adversely affect our results of operations, cash flows and liquidity. Further, any defects or errors, or failures to meet our customers’ expectations, could result in large damage claims against us. Due to the substantial cost of, and potentially long lead-times necessary to acquire certain of the materials and equipment used in our complex projects, damage claims could substantially exceed the amount we can charge for our associated services.

Our failure to recover adequately on charges against project owners, subcontractors or suppliers for payment or performance could have a material adverse effect on our financial results.

We occasionally seek reimbursement from project owners for additional costs that exceed the contract price or for amounts not included in the original contract price. Similarly, we present change orders and charges to our subcontractors and suppliers. We could incur reduced profits, cost overruns or project losses if we fail to properly document the nature of change orders or charges or are otherwise unsuccessful in negotiating an expected settlement. These types of charges can often occur due to matters such as owner- caused delays or changes from the initial project scope, which result in additional costs, both direct and indirect, or from project or contract terminations. From time to time, these charges can be the subject of lengthy and costly proceedings, and it is often difficult to accurately predict when these charges will be fully resolved. When these types of events occur and unresolved charges are pending, we may invest significant working capital in projects to cover cost overruns pending the resolution of the relevant charges. A failure to promptly recover on these types of charges could have a material adverse effect on our liquidity and financial results.

Additionally, we generally warrant the work we perform following substantial completion of a project. Warranty claims have historically not been material, but such claims could potentially increase. The costs associated with such warranties, including any warranty-related legal proceedings, could have a material adverse effect on our results of operations, cash flows and liquidity.

We may not accurately estimate the costs associated with services provided under fixed price contracts, which could impair our financial performance. Additionally, we recognize revenue for certain projects using the cost-to-cost method of accounting; therefore, variations of actual results from our assumptions could reduce our profitability.

We derive a significant portion of our revenue from fixed price MSAs and other agreements. Under these contracts, we typically set the price of our services on a per unit or aggregate basis and assume the risk that costs associated with our performance may be greater than what we estimated.

We also enter into contracts for specific projects or jobs that require the installation or construction of an entire infrastructure system or specified units within an infrastructure system, many of which are priced on a fixed price or per unit basis. Our profitability will be reduced if actual costs to complete a project exceed our original estimates. Our profitability is therefore dependent upon our ability to accurately estimate the costs associated with our services and our ability to execute in accordance with our plans. A variety of factors could negatively affect these estimates, including delays resulting from weather and the COVID-19 pandemic, changes in expected productivity levels, conditions at work sites differing materially from those anticipated at the time we bid on the contract and higher than expected costs of labor and/or materials. These variations, along with other risks inherent in performing fixed price contracts, could cause actual project results to differ materially from our original estimates, which could result in lower margins than anticipated, or losses, which could reduce our profitability, cash flows and liquidity.

In addition, we recognize revenue from fixed price contracts, as well as for certain projects pursuant to MSAs and other agreements, over time utilizing the cost-to-cost measure of progress, or the “cost- to- cost” method of accounting, under which the percentage of revenue to be recognized in a given period is measured by the percentage of costs incurred to date on the contract to the total estimated costs for the contract. The cost-to-cost method, therefore, relies on estimates of total expected contract costs. Contract revenue and total contract cost estimates are reviewed and revised on an ongoing basis as the work progresses. Adjustments arising from changes in the estimates of contract revenue or costs are reflected in the fiscal period in which such estimates are revised. Estimates are based on management’s reasonable assumptions, judgment and experience, but are subject to the risks inherent in estimates, including unanticipated delays or technical complications, changes in job performance, job conditions and management’s assessment of expected variable consideration. Variances in actual results from related estimates on a large project, or on several smaller projects, could be material. The full amount of an estimated loss on a contract is recognized in the period such losses are determined. Any such adjustments could result in reduced profitability and negatively affect our results of operations.

We derive a significant portion of our revenue from a few customers, and the loss of one or more of these customers, or a reduction in their demand for our services, could impair our financial performance. In addition, many of our contracts, including our service agreements, do not obligate our customers to undertake any infrastructure projects or other work with us, and most of our contracts may be canceled on short or no advance notice.

Our business is concentrated among relatively few customers, and a substantial portion of our services are provided on a non-recurring, project-by-project basis. Our revenue could significantly decline if we were to lose one or more of our significant customers, or if one or more of our customers reduce the amount of business they provide to us. For the fiscal year ended December 31, 2021, our top two customers accounted for approximately 41% and 13% of our total revenues, respectively. In addition, our results of operations, cash flows and liquidity could be negatively affected if we complete the required work on non-recurring projects and cannot replace them with similar projects. See Note 6 — Accounts Receivable, Net of Allowance, Contract Assets and Liabilities, and Customer Credit Concentration, in the notes to our audited consolidated financial statements included in our Current Report on Form 8-K/A filed with the SEC on April 1, 2022 for revenue concentration information.

We derive a significant portion of our revenue from multi-year MSAs and other agreements. Under these agreements, our customers have no obligation to undertake any infrastructure projects or other work with us. In addition, most of our contracts are cancelable on short or no advance notice. This makes it difficult to estimate our customers’ demand for our services. A significant decline in the volume of work our customers request us to perform under these service agreements could negatively affect our results of operations, cash flows and liquidity.

Some of our contracts, including our service agreements, are periodically open to public bid. We may not be the successful bidder on existing contracts that are re-bid. We could experience a reduction in revenue, profitability and liquidity if we fail to win a significant number of existing contracts upon re-bid, or, for services that are provided on a non-recurring basis, if we complete the required work under a significant number of projects and cannot replace them with similar projects. Additionally, from time to time, we enter into contracts that contain financing or other conditions that must be satisfied before we can begin work. Certain of these contracts may not result in revenue or profits if our customers are unable to obtain financing or to satisfy other conditions associated with such projects.

Amounts included in our backlog may not result in actual revenue or translate into profits. Our backlog is subject to cancellation and unexpected adjustments and is, therefore, an uncertain indicator of future operating results.

Our backlog consists of the estimated amount of revenue we expect to realize from future work on uncompleted contracts, including new contracts under which work has not begun, as well as revenue from change orders and renewal options. A significant portion of our 24-month backlog is attributable to MSAs and other agreements, none of which require our customers to purchase a minimum amount of services and are cancelable on short or no advance notice. The balance of our backlog is our estimate of work to be completed under contracts for specific projects. Backlog amounts are determined based on estimates that incorporate historical trends, anticipated seasonal impacts, experience from similar projects and estimates of customer demand based on communications with our customers. These estimates may prove inaccurate, which could cause estimated revenue to be realized in periods later than originally expected, or not at all. In the past, we have experienced postponements, cancellations and reductions in expected future work due to changes in our customers’ spending plans, market volatility, regulatory delays and/or other factors. There can be no assurance as to our customers’ requirements or that actual results will be consistent with the estimates included in our forecasts. As a result, our backlog as of any particular date is an uncertain indicator of future revenue and earnings. In addition, contracts included in our backlog may not be profitable. If our backlog fails to materialize, our results of operations, cash flows and liquidity would be materially and adversely affected.

Our business and operations, and the operations of our customers, may be adversely affected by epidemics or pandemics such as the COVID-19 pandemic.

We may face risks related to health epidemics and pandemics or other outbreaks of communicable diseases. The global spread of COVID-19 has created significant volatility, uncertainty and economic disruption, including significant volatility in the U.S. economy and financial markets. The extent to which the COVID-19 pandemic could affect our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including the duration and scope of the pandemic and new information that may emerge concerning the severity and effect of COVID-19, the continued emergence of new strains of COVID-19, the development and availability of effective treatments and vaccines and the speed with which they are administered to the public. Additional factors include governmental and business actions that have been and continue to be taken in response to the pandemic, including mitigation efforts such as “stay-at-home,” “shelter-in-place,” social distancing, travel restrictions and other similar orders, as well as the impact of the pandemic on the U.S. economy, global economic and market activity and actions taken in response, including from governmental stimulus efforts.

A public health epidemic or pandemic, such as the COVID-19 pandemic, poses the risk that we or our employees, customers and/or business partners may be prevented from conducting ordinary course business activities for an indefinite period of time, including due to shutdowns or cancellations that have been, and may continue to be, mandated or requested by governmental authorities or others, or that the pandemic may otherwise interrupt or affect business activities. While our business model has, thus far, proven resilient, the COVID-19 pandemic has had a negative effect on our operations, and we expect this to continue until the systemic effects that COVID-19 has had on labor, materials, supply chains, governmental response time, among others, return to pre-COVID levels. It is currently unclear how long an economic recovery could take, and we cannot predict the extent or duration of potential negative effects on our operations. We have adjusted standard operating procedures within our business operations to ensure continued employee and customer safety and are continually monitoring evolving health guidelines as well as market conditions and responding to changes as appropriate. We cannot be certain, however, that these efforts will prevent further disruption due to effects of the pandemic on business and market conditions. Additionally, we could be exposed to increased risks and costs associated with workplace health claims. To comply with health guidelines implemented to control the spread of COVID-19, we have incorporated work-at-home programs as appropriate for our administrative offices and, despite our implementation of information technology security measures, there is no guarantee that the data security and privacy safeguards we have put in place will be completely effective or that we will not encounter some of the common risks associated with employees accessing company data and systems remotely.

Disruptions in global economic activity as a result of the COVID-19 pandemic have had, and may continue to have, adverse effects across our end markets. Unfavorable market conditions and market uncertainty due to the COVID-19 pandemic could have a negative effect on demand for our customers’ services and/or the profitability of services. Our customers may not have the ability to fund capital expenditures for infrastructure, or may have difficulty obtaining financing for planned projects, which could reduce their capital spending and/or result in reduced demand for our services and/or delays or cancellations of current or planned future projects. Delay in the receipt of regulatory approvals due to pandemic-related disruptions could also affect project timing and activity levels. We could also incur incremental costs to operate in the current environment or experience lower levels of overhead absorption from a reduction in revenue, both of which could negatively affect our margins and profitability. Additionally, the economic and market disruptions resulting from COVID-19 could also lead to greater than normal uncertainty with respect to the realization of estimated amounts, including our estimates for backlog, revenue recognition, recoverability of goodwill, intangible assets and other investments and our provisions for credit losses.

Our customers could seek to delay payments to us as a result of the pandemic’s financial effects on them, which could negatively affect our cash flows and liquidity. The COVID-19 pandemic or any other future pandemics could also precipitate or aggravate other risk factors presented in this Annual Report on Form 10-K, which in turn could materially adversely affect our business, financial condition and results of operations.

The ultimate extent, duration and impact of the COVID-19 pandemic is uncertain. The effects of COVID-19 have been and could continue to be significant, and we cannot predict or quantify with any certainty the extent to which it could adversely affect our future financial condition, results of operations, liquidity, cash flows or the market price of our Class A Common Stock and Warrants.

We maintain a workforce based upon current and anticipated workloads. We could incur significant costs and reduced profitability from underutilization of our workforce if there is a significant reduction in the level of services we provide or if contract awards are delayed or not received.

Our estimates of future performance and results of operations depend, among other factors, on whether and when we receive new contract awards, which affect the extent to which we are able to utilize our workforce. The rate at which we utilize our workforce is affected by a variety of factors, including our ability to forecast the need for our services, which allows us to maintain an appropriately sized workforce, our ability to transition employees from completed projects to new projects, our ability to manage attrition and our need to devote resources to non-chargeable activities such as training or business development. While our estimates are based upon our good faith judgment, professional knowledge and experience, these estimates may not be accurate and can frequently change based on newly available information. In the case of large- scale projects where timing is often uncertain, it is particularly difficult to predict whether and when we will receive a contract award. The uncertainty of contract award timing can present difficulties in matching our workforce size to our project needs. If an expected contract award is delayed or not received, we could incur costs resulting from underutilization of our workforce, redundancy of facilities, or from efforts to right- size our workforce and/or operations, which could reduce our profitability and cash flows.

Our financial results are based, in part, upon estimates and assumptions that may differ from actual results. In addition, changes in accounting principles may cause unexpected fluctuations in our reported financial information.

In preparing our consolidated financial statements in conformity with United States generally accepted accounting principles (“U.S. GAAP”), management makes a number of estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. These estimates and assumptions must be made because certain information used in the preparation of our consolidated financial statements is either dependent on future events or cannot be calculated with a high degree of precision from data available. In some cases, these estimates are particularly uncertain and we must exercise significant judgment. See Note 1 — Nature of Business and Summary of Significant Accounting Policies in the notes to the audited consolidated financial statements included in our Current Report on Form 8-K/A filed with the SEC on April 1, 2022 for details of key estimates. Actual results could differ materially from the estimates and assumptions that we use, which could have a material adverse effect on our results of operations, cash flows and liquidity.

In addition, accounting rules and regulations are subject to review and interpretation by the Financial Accounting Standards Board (the “FASB”), the SEC and various other governing bodies. A change in U.S. GAAP could have a material effect on our reported financial results, and the adoption of new or revised accounting principles could require that we make significant changes to our systems, processes and controls, which could have an adverse effect on our results of operations, cash flows and liquidity.

Our business is subject to operational risk, including from operational and physical hazards that could result in substantial liabilities and weaken our financial condition.

Our business is subject to operational hazards due to the nature of services we provide and the conditions in which we operate, including electricity, fires, explosions, mechanical failures and weather- related incidents. While we invest substantial resources in occupational health and safety programs, there can be no assurance that we will be able to mitigate all such hazards or avoid significant liability. Construction and electrical projects undertaken by us expose our employees to electrical lines, heavy equipment, transportation accidents, adverse weather conditions and the risk of damage to equipment and property. These risks and hazards, among others, can cause personal injuries and loss of life, severe damage to or destruction of property and equipment and other consequential damages and could lead to suspension of operations, large damage claims which could, in some cases, substantially exceed the amount we charge for the associated services, government enforcement actions or regulatory penalties, civil litigation or criminal prosecution. Personal injury claims for damages, including for bodily injury or loss of life, could result in substantial costs and liabilities, which could materially and adversely affect our financial condition, results of operations or cash flows. In addition, if serious accidents or fatalities occur, or if our safety records were to deteriorate, we may be restricted from bidding on certain work or obtaining new contracts, and certain existing contracts could be terminated. Our safety processes and procedures are monitored by various agencies and ratings bureaus. The occurrence of accidents in the course of our business could result in significant liabilities, employee turnover, an increase in insurance costs or an increase in the costs of our projects or harm our ability to perform under our contracts or enter into new customer contracts, all of which could materially adversely affect our revenue, profitability and liquidity.

Our business is seasonal and affected by the spending patterns of our customers and timing of governmental permitting, as well as weather conditions and natural catastrophes, which exposes us to variations in quarterly results.

Some of our customers reduce their expenditures and work order requests towards the end of the calendar year. In addition, adverse weather conditions, particularly during the winter season, can affect our ability to perform outdoor services in certain regions. As a result, we generally experience reduced revenue in the first and fourth quarters of each calendar year. Natural catastrophes such as hurricanes or other severe weather, wildfires or flooding could affect our ability to perform outdoor services or utilize equipment and crews in affected regions. For instance, in the second quarter of 2021, we experienced delays in certain renewables and recovery logistics projects in Texas because of heavy rains, which reduced our revenue and profits from these projects. The effects of the COVID-19 pandemic and changes in governmental permitting could also result in greater seasonal and cyclical volatility than would otherwise exist under normal conditions. These events, as well as other global and/or economic effects, could adversely affect demand for our services and our results of operations, cash flows and liquidity.

In the ordinary course of our business, we may become subject to lawsuits, indemnity or other claims, which could materially and adversely affect our business, results of operations and cash flows.

From time to time, we are subject to various claims, lawsuits and other legal proceedings brought or threatened against us in the ordinary course of our business. These actions and proceedings may seek, among other things, compensation for alleged personal injury, workers’ compensation, employment discrimination and other employment-related damages, breach of contract, intellectual property violations, property damage, environmental liabilities, liquidated damages, consequential damages, punitive damages and civil penalties or other losses, or injunctive or declaratory relief. We may also be subject to litigation in the normal course of business involving allegations of violations of the Fair Labor Standards Act, Fair Credit Reporting Act and state wage and hour laws, misclassification of independent contractors, and determination of the Company as a joint employer of subcontractor employees. In addition, we generally indemnify our customers for claims related to the services we provide and actions we take under our contracts, and, in some instances, we may be allocated risk through our contract terms for actions by our customers or other third parties.

Claimants may seek large damage awards and defending claims can involve significant costs. When appropriate, we establish accruals for litigation and contingencies that we believe to be adequate in light of current information, legal advice and our indemnity insurance coverages. We reassess our potential liability for litigation and contingencies as additional information becomes available and adjust our accruals as necessary. We could experience a reduction in our profitability and liquidity if we do not properly estimate the amount of required accruals for litigation or contingencies, or if our insurance coverage proves to be inadequate or becomes unavailable, or if our claim liabilities (including those attributable to insurance deductibles) are higher than expected. The outcome of litigation is difficult to assess or quantify, as plaintiffs may seek recovery of very large or indeterminate amounts and the magnitude of the potential loss may remain unknown for substantial periods of time. Furthermore, because litigation is inherently uncertain,   the ultimate resolution of any such claim, lawsuit or proceeding through settlement, mediation or court judgment could have a material adverse effect on our business, financial condition or results of operations. In addition, claims, lawsuits and proceedings may harm our reputation or divert management’s attention from our business or divert resources away from operating our business and cause us to incur significant expenses, any of which could have a material adverse effect on our business, results of operations or financial condition.

We rely on information, communications and data systems in our operations. System and information technology interruptions and/or data security breaches could adversely affect our ability to operate and our operating results or could result in harm to our reputation.

We rely on information and communications technology, computer and other related systems in order to operate. We also rely, in part, on third-party software and information technology to run certain of our critical accounting, project management and financial information systems. From time to time, we experience system interruptions and delays. Our operations could be interrupted or delayed, or our data security could be breached, if we are unable to deploy software and hardware, gain access to, or effectively maintain and upgrade, our systems and network infrastructure and/or take other steps to improve and otherwise protect our systems. In addition, our information technology and communications systems, including those associated with acquired businesses, and our operations could be damaged or interrupted by cyber-attacks and/or physical security risks. These risks include natural disasters, power loss, telecommunication failures, intentional or inadvertent user misuse or error, failures of information technology solutions, computer viruses, phishing attacks, social engineering schemes, malicious code, ransomware attacks, acts of terrorism and physical or electronic security breaches, including breaches by computer hackers, cyber-terrorists and/or unauthorized access to or disclosure of our and/or our employees’ or customers’ data. Furthermore, such unauthorized access, cyber-attacks or data security breaches could go unnoticed for some period of time.

These events, among others, could cause system interruptions, delays and/or the loss or release of critical or sensitive data, including the unintentional disclosure of our and/or our employees’ or customers’ data, and could delay or prevent operations, including the processing of transactions and reporting of financial results or cause processing inefficiency or downtime, all of which could have a material adverse effect on our business, results of operations and financial condition and could harm our reputation and/or result in significant costs, fines or litigation. Similar risks could affect our customers, subcontractors, suppliers or other third-party providers, indirectly affecting us.

While we have security, internal control and technology measures in place to protect our systems and network, if these measures fail as a result of a cyber-attack, other third-party action, employee error, malfeasance or other security breach or failure, and someone obtains unauthorized access to our and/or our employees’ or customers’ data, our reputation could be damaged, our business may suffer and we could incur significant liability, or, in some cases, we may lose access to our business data. In the ordinary course of business, we have been targeted by malicious cyber-attacks, although our systems have been sufficiently resilient to prevent material disruption of our operations; however, because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, our current or future defenses may not be adequate to protect against new or revised techniques. As a result, we may be required to expend significant resources to protect against the threat of system disruptions and security breaches or to investigate and mitigate problems caused by these disruptions and breaches. Any of these events could damage our reputation and have a material adverse effect on our business, results of operations, financial condition and cash flows. Furthermore, while we maintain insurance policies that we consider to be adequate, our coverage may not specifically cover all types of losses or claims that may arise.

In addition, the unauthorized disclosure of confidential information and current and future laws and regulations governing data privacy may pose complex compliance challenges and/or result in additional costs. Failure to comply with such laws and regulations could result in penalties, fines and/or legal liabilities and/or harm our reputation. The continuing and evolving threat of cyber-attacks has also resulted in increased regulatory focus on risk management and prevention. New data privacy-related regulations or other requirements could require significant additional resources and/or cause us to incur significant costs, which could have an adverse effect on our results of operations and cash flows.

We regularly evaluate the need to upgrade, enhance and/or replace our systems and network infrastructure to protect our information technology environment, to stay current on vendor-supported products and to improve the efficiency and scope of our systems and information technology capabilities. The implementation of new systems and information technology could adversely impact our operations by requiring substantial capital expenditures, diverting management’s attention, and/or causing delays or difficulties in transitioning to new systems. In addition, our system implementations may not result in productivity improvements at the levels anticipated. System implementation and/or any other information technology disruptions, if not anticipated and appropriately mitigated, could have an adverse effect on our business and remediation of any such disruptions could result in significant costs.

Our subcontractors and suppliers may fail, or be unable to, satisfy their obligations to us or other parties, or we may be unable to maintain these relationships, either of which could have a material adverse effect on our results of operations, cash flows and liquidity.

We depend on subcontractors to perform work for some of our projects. There is a risk that we could have disputes with subcontractors arising from, among other things, the quality and timeliness of the work they perform, customer concerns or our failure to extend existing work orders or issue new work orders under a subcontracting arrangement. Our ability to fulfill our obligations as a prime contractor could be jeopardized if any of our subcontractors fail to perform the agreed-upon services on a timely basis and/or deliver the agreed-upon supplies. In addition, the absence of qualified subcontractors with whom we have satisfactory relationships could adversely affect our ability to perform under some of our contracts, or the quality of the services we provide. Additionally, in some cases, we pay our subcontractors before our customers pay us for the related services. We could experience a material decrease in profitability and liquidity if we pay our subcontractors for work performed for customers that fail to or delay paying us for the related work. Any of these factors could have a material adverse effect on our results of operations, cash flows and liquidity.

We also rely on suppliers, equipment manufacturers and lessors to obtain or provide the materials and equipment we require to conduct our operations. Any substantial limitation on the availability of suppliers or equipment, including from economic, regulatory or market conditions, could negatively affect our operations. Our results of operations, cash flows and liquidity could be adversely affected if we were unable to acquire sufficient materials or equipment to conduct our operations.

We may have additional tax liabilities associated with our domestic and former international operations.

We are subject to income taxes in the United States. Management must exercise significant judgment in determining our provision for income taxes due to lack of clear and concise tax laws and regulations in certain jurisdictions. Tax laws are dynamic and subject to change as new laws are passed and new interpretations of laws are issued or applied, and such changes could materially affect our tax provisions. The federal government signed various relief measures into law in 2020 in response to the COVID-19 pandemic, including the Coronavirus Aid, Relief and Economic Security Act, which provides various tax relief and incentive measures, including provisions permitting the deferral and/or reduction of certain federal and payroll tax amounts. We have pursued certain of these relief provisions, which permit certain deferred employer taxes to be repaid in future years. Our interpretations of these provisions could differ from those of the U.S. Treasury Department or the Internal Revenue Service. The foregoing items, as well as any other future changes in tax laws, could have a material adverse effect on our business, cash flow, financial condition, or results of operations.

In addition, we are subject to audit by various U.S. and foreign tax authorities in the ordinary course of our business, and upon audit there are many transactions and calculations for which the ultimate tax determination may be uncertain. In the event of an audit, the final outcome of income tax examinations could be materially different from our expectations and the estimates that are reflected in our consolidated financial statements, which could have a material adverse effect on our results of operations, cash flows and liquidity.

We could incur goodwill and intangible asset impairment charges, which could harm our profitability.

We have significant amounts of goodwill and intangible assets. We periodically review the carrying values of goodwill and intangible assets to determine whether such carrying values exceed their fair market values. Declines in the profitability of individual reporting units due to economic or market conditions or otherwise, as well as adverse changes in financial, competitive and other conditions, including declines in the operating performance of our reporting units or other adverse changes in the key valuation assumptions contributing to the estimated fair value of our reporting units, could adversely affect the estimated fair values of the related reporting units, which could result in an impairment of the recorded balances of goodwill or intangible assets. See Note 7 — Goodwill and Intangible Assets in the notes to our audited consolidated financial statements included in our Current Report on Form 8-K/A filed with the SEC on April 1, 2022 for additional details.

We have liability claims exposure due to high deductible insurance and potential uninsured claims.

We maintain insurance policies with respect to automobile liability, general liability, employer’s liability, workers’ compensation and other types of coverage. These policies are subject to high deductibles or self- insured retention amounts. We are effectively self-insured for substantially all claims because most claims against us do not exceed the deductibles or the self-insured retention amounts under our insurance policies and there can be no assurance that our insurance coverages will be sufficient or effective under all circumstances, or against all claims or liabilities to which we may be subject, which could expose us to significant liabilities and materially and adversely affect our business, financial condition, results of operations and cash flows. In addition, insurance liabilities are difficult to assess and estimate due to many factors, the effects of which are often unknown or difficult to estimate, including the severity of an injury, the determination of our liability in proportion to other parties’ liability, the number of incidents not reported and the effectiveness of our safety programs. If our insurance costs exceed our estimates of insurance liabilities, or if our insurance claims increase, or if our insurance coverage proves to be inadequate or becomes unavailable, we could experience increased exposure to risk and/or a decline in profitability and liquidity.

If we are unable to attract and retain qualified managers and skilled employees, we will be unable to operate efficiently, which could reduce our revenue, profitability and liquidity.

Our business is labor intensive, and some of our operations experience a high rate of employee turnover. In addition, given the nature of the highly specialized work we perform, many of our employees are trained in, and possess, specialized technical skills that are necessary to efficiently operate our business and maintain productivity and profitability. At times of low unemployment, it can be difficult for us to find appropriately skilled and qualified personnel at affordable rates. We may be unable to hire and retain a sufficiently skilled labor force to support our operating requirements and growth strategy. Our labor and training expenses could increase as a result of a shortage in the supply of skilled personnel, which could adversely affect our profitability. We cannot be certain that we will be able to maintain and ensure the productivity of the skilled labor force necessary to operate our business. Our ability to do so depends on a number of factors, such as the general rate of employment, competition for employees possessing the skills we need, the general health and welfare of our employees, which has been impacted by the COVID-19 pandemic, and the level of compensation required to hire, train and retain qualified employees. Additionally, our business is managed by a number of key executive and operational officers, many of whom have extensive industry experience, and is dependent upon retaining and recruiting qualified management to execute our business strategy. Labor shortages, increased labor or training costs or the loss of key personnel could materially adversely affect our results of operations, cash flows and liquidity.

Our Recovery Logistics business is subject to a number of risks that may impact our business, liquidity, cash flows and results of operations.

Our Recovery Logistics business provides recovery and restoration services for our energy and telecommunications customers. The majority of its revenue is earned through support of the restoration efforts of our customers affected by storms and other disasters. The timing, duration and severity of these events is uncertain and difficult to predict. In addition, much of these services are provided by third parties which may be difficult or costly to mobilize in the event of unexpected demand for services. Customers may also rely on their employees to provide these services, which reduces demand for our services. We do not control such factors and, as a result, our revenue and income can vary from quarter to quarter, and past financial results for certain quarters may not be a reliable indicator of future results for comparable quarters in subsequent years.

Risks Related to Regulation and Compliance

Our operations could affect the environment or cause exposure to hazardous substances. In addition, our properties could have environmental contamination, which could result in material liabilities.

Our operations are subject to various environmental laws and regulations, including those dealing with the handling and disposal of waste products, polychlorinated biphenyls, air quality, transportation of hazardous materials and the protection of endangered species. Certain of our current and historical construction operations have used hazardous materials and, to the extent that such materials are not properly stored, contained or recycled, they could become hazardous waste. Additionally, some of our contracts require that we assume the environmental risk of site conditions and require that we indemnify our customers for any damages, including environmental damages, incurred in connection with our projects. We may be subject to claims under various environmental laws and regulations, federal and state statutes and / or common law doctrines for toxic torts and other damages, as well as for natural resource damages and the investigation and clean-up of soil, surface water, groundwater and other media under laws such as the Comprehensive Environmental Response, Compensation and Liability Act. Such claims may arise, for example, out of current or former conditions at project sites, current or former properties owned or leased by us or contaminated sites that have always been owned or operated by third parties. Liability may be imposed without regard to fault and may be strict and joint and several, such that we may be held responsible for more than our share of any contamination or other damages, or even for the entire share, and we may be unable to obtain reimbursement from the parties that caused the contamination. The obligations, liabilities, fines and costs or reputational harm associated with these and other events could be material and could have a material adverse impact on our business, financial condition, results of operations and cash flows.

We perform work in underground environments, which could affect the environment. A failure to comply with environmental laws could result in significant liabilities or harm our reputation, and new environmental laws or regulations could adversely affect our business.

Some of the work we perform is in underground environments. If the field location maps supplied to us are not accurate, or if objects are present in the soil that are not indicated on the field location maps, our underground work could strike objects in the soil containing pollutants and result in a rupture and   discharge of pollutants. In such a case, we could incur significant costs, including clean-up costs, and we may be liable for significant fines and damages and could suffer reputational harm. Additionally, we sometimes perform directional drilling operations below certain environmentally sensitive terrains and water bodies.

Due to the inconsistent nature of terrain and water bodies, it is possible that such directional drilling could cause a surface fracture releasing subsurface materials or drilling fluid. These releases alone or, in combination with releases that may contain contaminants in excess of amounts permitted by law, could potentially expose us to significant clean up and remediation costs, damages, fines and reputational harm, which could have a material adverse effect on our results of operations, cash flows and liquidity.

New environmental laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or leaks or the imposition of new clean-up requirements could require us to incur significant costs or result in new or increased liabilities that could have a material adverse effect on our results of operations, cash flows and liquidity. We may incur work stoppages to avoid violating these laws and regulations, or we may risk fines or other sanctions if we inadvertently violate these laws and regulations, which could adversely affect our business.

We are subject to risks associated with climate change.

In recent years, there has been an increased focus on climate change, greenhouse gas and other emissions and other potential damage to the environment caused by human activities. The potential effects of climate change on our operations is highly uncertain. Climate change may result in, among other things, an increase in extreme weather events, such as floods, hurricanes, wildfires, rising sea levels and limitations on water availability and quality. Extreme weather conditions could limit the availability of resources or increase the costs of our projects, or could cause projects to be delayed or canceled. Our operating results are significantly influenced by weather. Therefore, major changes in weather patterns could have a significant effect on our future operating results. We could experience project cancellations, reduced demand or reduced productivity if climate change results in a significant increase in adverse weather conditions in a given period, which could negatively affect our revenue and profitability.

Climate change could also affect our customers and the projects they award. Concerns about climate change could result in potential new regulations, regulatory actions or requirements to fund energy efficiency activities, any of which could negatively affect our customers, decrease the projects they award and decrease demand for our services, including for power projects and other projects, or result in increased costs associated with our operations. Legislative and/or regulatory responses related to climate change could also affect the availability of goods, increase our costs or otherwise negatively affect our operations.

There are significant environmental regulations and policies under consideration or reconsideration to encourage the use of clean energy technologies and regulate emissions of greenhouse gases to address climate change. For example, in February 2021, the United States reentered the 2015 Paris Agreement. We cannot predict future changes to environmental regulations and policies, nor can we predict the effects that any conceivable changes would have on our business. The establishment of rules limiting greenhouse gas emissions could affect customer demand as well as our ability to perform construction services or to perform these services at current levels of profitability. For example, if new regulations were adopted regulating greenhouse gas emissions from sources such as cars and trucks, we could experience a significant increase in environmental compliance costs in light of our large fleet and the amount of construction machinery we own and/or lease. New regulations may require us to acquire different equipment or change processes. The new equipment may not be available, or we may not be able to purchase or rent this equipment in a cost-effective manner. Compliance with any new laws or regulations regarding the reduction of greenhouse gases could result in significant changes to our operations and a significant increase in the cost of conducting our business. In addition, our reputation could suffer and/or we could experience a reduction in the amount of future work we are awarded if our operations are perceived to result in high greenhouse gas emissions or to otherwise pose environmental risks. Reductions in project awards, project deferrals, delays or cancellations or increases in costs related to the effects of climate change, climate change initiatives or climate change regulations could have a material adverse effect on our results of operations, cash flows and liquidity.

Our failure to comply with the regulations of federal, state and local agencies that oversee transportation and safety compliance could reduce our revenue, profitability and liquidity.

The Occupational Safety and Health Administration (“OSHA”) and various states establish certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by OSHA and various recordkeeping, disclosure and procedural requirements. Various standards, including standards for notices of hazards and safety, may apply to our operations. We incur capital and operating expenditures and other costs in the ordinary course of business in complying with OSHA and other state and local laws and regulations, and could incur penalties and fines in the future from violations of health and safety regulations, including, in extreme cases, criminal sanctions. Our customers could cancel existing contracts and not award future business to us if we were in violation of these regulations.

We are also subject to a number of state and federal laws and regulations related to the operation of our fleet of commercial motor vehicles. If we are not in compliance with these laws and regulations, we may be unable to perform services for our customers and may also be subject to fines, penalties, and the suspension or revocation of our licenses. Our failure to comply with these laws and regulations may affect our ability to operate and could require us to incur significant costs that adversely affect our results of operations.

Our failure to comply with various laws and regulations related to contractor licensing and business licensing could result in significant liabilities.

We are subject to a number of state and federal laws and regulations, including those related to contractor licensing, business licensing and employment of qualified individuals. If we are not in compliance with these laws and regulations, we may be unable to perform services for our customers and may also be subject to fines, penalties, and the suspension or revocation of our licenses. Our failure to comply with these laws and regulations may affect our ability to operate and could require us to incur significant costs that adversely affect our results of operations.

The Company’s ability to be successful will depend upon the efforts of the Company’s Board of Directors and key personnel and the loss of such persons could negatively impact the operations and profitability of the Company’s business.

The Company’s ability to be successful will be dependent upon the efforts of the Company’s Board of Directors (the “Board”) and key personnel. We cannot assure you that the Board and the Company’s key personnel will be effective or successful or remain with the Company.

Risks Related to Strategic Transactions

Acquisitions, strategic investments and dispositions involve risks that could negatively affect our operating results, cash flows and liquidity and may not enhance shareholder value.

We have made, and may continue to make, strategic acquisitions and investments. Acquisitions may expose us to operational challenges and risks, including the ability to profitably manage the acquired business or successfully integrate the operations, internal controls and procedures and financial reporting and accounting systems of the acquired business into our business; increased indebtedness and contingent earn- out obligations; the ability to fund cash flow shortages that may occur if anticipated revenue is not realized or is delayed, whether by general economic or market conditions, or other unforeseen difficulties; the expense of integrating acquired businesses; the availability of funding sufficient to meet increased capital needs; diversion of management’s attention; and the ability to retain or hire qualified personnel required for expanded operations.

In addition, we may not be able to identify suitable acquisition or strategic investment opportunities or may be unable to obtain the required consent of our lenders and therefore, may not be able to complete such acquisitions or strategic investments. We may pay for acquisitions or strategic investments with our common stock or with debt instruments, including convertible or exchangeable debt securities, which could dilute the ownership interests of our stockholders, or we may decide to pursue acquisitions with which our investors may not agree. Borrowings or issuances of debt associated with these acquisitions could also result in higher levels of indebtedness, which could negatively affect our ability to service our debt within the scheduled repayment terms. In addition, to the extent we defer payment of an acquisition’s purchase price through a cash earn-out arrangement, it will reduce our cash flows in subsequent periods.

Acquired companies may have liabilities that we failed, or were unable, to discover in the course of performing due diligence investigations. We cannot assure you that the indemnifications granted to us by sellers of acquired companies will be sufficient in amount, scope or duration to fully offset potential liabilities associated with acquired businesses. We may learn additional information about the businesses we have acquired that could materially adversely affect us, such as unknown or contingent liabilities, unprofitable projects and liabilities related to compliance with applicable laws. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business. We generally require that key management and former principals of the businesses we acquire enter into non-competition agreements in our favor. If we are unable, and the courts refuse to enforce the non-competition agreement entered into by such person or persons, we might be subject to increased competition. Failure to successfully manage the operational challenges and risks associated with, or resulting from, our acquisitions could adversely affect our results of operations, cash flows and liquidity.

Additionally, we may from time to time explore opportunities to maximize value through the disposition of assets and businesses, including the sale of certain businesses. These sales or transactions could adversely affect our results of operations, cash flows and liquidity.

Risks Related to Financing Our Business

We have a significant amount of debt, which could adversely affect our business, financial condition and results of operations or could affect our ability to access capital markets in the future. In addition, our debt contains restrictive covenants that may prevent us from engaging in transactions that might benefit us.

Our outstanding debt and debt service requirements could have significant consequences on our future operations, including: making it more difficult for us to meet our payment and other obligations; an event  of default if we fail to comply with the financial and other restrictive covenants contained in our debt agreements, which could result in all of our debt becoming immediately due and payable; reducing the availability of our cash flows to fund working capital, capital expenditures, acquisitions or strategic investments, and limiting our ability to obtain additional financing for these purposes; subjecting us to the risk of increasing interest expense on variable rate indebtedness; limiting our flexibility in planning for, or reacting to changes in our business, the industries in which we operate and the general economy; and placing us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged.

The terms of our indebtedness contain customary events of default and covenants that prohibit us from taking certain actions without satisfying certain financial tests or obtaining the consent of the lenders. Should we be unable to comply with the terms and covenants of our indebtedness, including our credit facility, we would be required to obtain consents from our bank group, modify our credit facility or other debt instruments or secure another source of financing to continue to operate our business, none of which may be available to us on reasonable terms or at all. A default could also result in the acceleration of our obligations. In addition, these covenants may prevent us from engaging in transactions that benefit us, including responding to changing business and economic conditions or securing additional financing, if needed.

Any of these factors could have an adverse effect on our business, financial condition and results of operations. Our ability to meet our payment and other obligations under our debt instruments depends on our ability to generate significant cash flow in the future, which can be subject to many factors, some of which are beyond our control. We cannot assure that our business will generate future cash flow from operations, or that future borrowings will be available to us in an amount sufficient to enable us to meet our payment obligations and to fund other liquidity needs. Our business is capital intensive, and if we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital, and some of these activities could have terms that are unfavorable or could be highly dilutive. Our ability to obtain additional financing or to refinance our existing indebtedness will depend on the capital markets and our financial condition at such time. Any of the above factors could adversely affect our results of operations, cash flows and liquidity.

We are also party to certain factoring arrangements. Any termination of such factoring arrangements could adversely affect our results of operations, cash flows and liquidity.

We may be unable to obtain sufficient bonding capacity to support certain service offerings, and the need for performance and surety bonds could reduce availability under our credit facility.

Some of our contracts require performance and payment bonds. If we are not able to renew or obtain a sufficient level of bonding capacity in the future, we may be precluded from being able to bid for certain contracts or successfully contract with certain customers. In addition, even if we are able to successfully renew or obtain performance or payment bonds, we may be required to post letters of credit in connection with the bonds, which would reduce availability under our credit facility. Furthermore, under standard terms in the surety market, sureties issue bonds on a project-by-project basis and can decline to issue bonds at any time or require the posting of additional collateral as a condition to issuing or renewing any bonds. If we were to experience an interruption or reduction in the availability of bonding capacity, we may be unable to compete for or work on projects that require bonding.

Risks Related to the Class A Common Stock

An active trading market for the Class A Common Stock may never develop or be sustained, which may make it difficult to sell the shares of the Class A Common Stock.

An active trading market for the Class A Common Stock may not develop or continue or, if developed, may not be sustained, which would make it difficult for you to sell your shares of the Class A Common Stock at an attractive price (or at all). The market price of the Company’s Class A Common Stock may decline below your purchase price, and you may not be able to sell your shares of the Company’s Class A Common Stock at or above the price you paid for such shares (or at all).

We may be unable to maintain the listing of our securities on the Nasdaq Capital Market.

If the Company fails to meet the continued listing requirements and Nasdaq delists the Company’s Class A Common Stock, the Company could face significant material adverse consequences, including:

•	a limited availability of market quotations for the Company’s Class A Common Stock;
•	a limited amount of news and analyst coverage for the Company; and
•	a decreased ability to issue additional securities or obtain additional financing in the future.

The market price of the Class A Common Stock is likely to be highly volatile, and you may lose some or all of your investment.

The market price of Class A Common Stock is highly volatile and may be subject to wide fluctuations in response to a variety of factors, including the following:

•	the impact of COVID-19 pandemic on our business;
•	the inability to maintain the listing of the Company’s shares of Class A Common Stock on the Nasdaq;
•

the inability to recognize the anticipated growth of the Company, which may be affected by, among other things, competition, our ability to grow and manage growth profitably, and retain its key employees;

•	changes in applicable laws or regulations;
•	risks relating to the uncertainty of our projected financial information; and
•	risks related to the growth of our business, the timing of expected business milestones, and the success of future acquisitions, if any.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors, as well as general economic, political, regulatory and market conditions, may negatively affect the market price of the Class A Common Stock, regardless of the Company’s actual operating performance.

The Company’s business and operations could be negatively affected if it becomes subject to any securities litigation or shareholder activism, which could cause the Company to incur significant expense, hinder execution of business and growth strategy and impact its stock price.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Shareholder activism, which could take many forms or arise in a variety of situations, has been increasing recently. Volatility in the stock price of the Class A Common Stock or other reasons may in the future cause it to become the target of securities litigation or shareholder activism. Securities litigation and shareholder activism, including potential proxy contests, could result in substantial costs and divert management’s and the Board’s attention and resources from the Company’s business. Additionally, such securities litigation and shareholder activism could give rise to perceived uncertainties as to the Company’s future, adversely affect its relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, the Company may be required to incur significant legal fees and other expenses related to any securities litigation and activist shareholder matters. Further, its stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and shareholder activism.

If securities or industry analysts do not publish research or reports about the Company, or publish negative reports, the Company’s stock price and trading volume could decline.

The trading market for the Company’s Class A Common Stock and Warrants will depend, in part, on the research and reports that securities or industry analysts publish about the Company. The Company does not have any control over these analysts. If the Company’s financial performance fails to meet analyst estimates or one or more of the analysts who cover the Company downgrade our Class A Common Stock or change their opinion, the Company’s stock price would likely decline. If one or more of these analysts cease coverage of the Company or fail to regularly publish reports on the Company, it could lose visibility in the financial markets, which could cause the Company’s stock price or trading volume to decline.

Because the Company does not anticipate paying any cash dividends in the foreseeable future, capital appreciation, if any, would be your sole source of gain.

The Company currently anticipates that it will retain future earnings for the development, operation and expansion of its business and do not anticipate declaring or paying any cash dividends for the foreseeable future. As a result, capital appreciation, if any, of the Company’s shares of Class A Common Stock would be your sole source of gain on an investment in such shares for the foreseeable future.

The grant of registration rights to our stockholders and holders of our Private Placement Warrants and the future exercise of such rights may adversely affect the market price of our Class A Common Stock.

On February 14, 2022, in connection with the closing of the Business Combination, the Company entered into an investor rights agreement (the “Investor Rights Agreement”) with the sellers as set forth therein, the Equityholder Representative, certain initial stockholders of ROCR (the “ Sponsors ”), John Lipman, in his capacity as the Sponsor Representative, and certain Other Holders (as defined therein). Pursuant to the Investor Rights Agreement, any holder of registrable securities who is a party to the Investor Rights Agreement, which includes certain QualTek HoldCo equityholders as well as the Sponsors, and, in each case, their permitted transferees have customary registration rights (including with respect to cooperation and reduction of underwritten shelf takedown provisions (subject to lock-up restrictions for six months after the closing of the Business Combination)) with respect to (i) the Class A Common Stock (including the Class A Common Stock issued (a) pursuant to the Company’s amended and restated operating agreement (the “ Third Amended and Restated LLCA”) upon exchange of common units of QualTek HoldCo (the “QualTek Common Units”) along with a corresponding number of shares of the Class B common stock par value $0.0001 per share (the “Class B Common Stock”), and (b) upon conversion of the restricted shares held by the Sponsors, in each case, upon the issuance thereof or lapse of transfer restrictions applicable thereto), (ii) the private placement warrants issued in the private placement conducted in connection with our IPO (the “Private Placement Warrants”) and the Class A Common Stock issuable upon exercise of the private placement warrants, and (iii) any Class A Common Stock of the Company or any subsidiary of the Company issued or issuable with respect to the securities referred to in clause (i) and (ii) above by way of dividend, distribution, split or combination of securities, or any recapitalization, merger, consolidation or other reorganization. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of the Class A Common Stock of the Company.

Future offerings of debt or offerings or issuances of equity securities by the Company may adversely affect the market price of the Company’s Common Stock or otherwise dilute all other stockholders.

In the future, we may attempt to obtain financing or to further increase our capital resources by issuing additional shares of the Class A Common Stock or offering debt or other equity securities, including commercial paper, medium-term notes, senior or subordinated notes, debt securities convertible into equity or shares of preferred stock. We also expect to grant equity awards to employees, directors, and consultants under our stock incentive plans. Future acquisitions could require substantial additional capital in excess of cash from operations. We expect to obtain the capital required for acquisitions through a combination of additional issuances of equity, corporate indebtedness and cash from operations.

Issuing additional shares of the Class A Common Stock or other equity securities or securities convertible into equity may dilute the economic and voting rights of our existing stockholders or reduce the market price of the Class A Common Stock or both. Upon liquidation, holders of such debt securities and preferred shares, if issued, and lenders with respect to other borrowings would receive a distribution of our available assets prior to the holders of the Class A Common Stock. Our debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred shares, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of the Class A Common Stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing and nature of our future offerings.

The Convertible Notes may be converted into Class A Common Stock in the future, which would cause immediate and substantial dilution to our stockholders.

In connection with the closing of the Business Combination, we issued senior unsecured convertible promissory notes due 2027 (the “Convertible Notes”) with an aggregate principal amount of $124,685,000.The Convertible Notes are initially convertible into up to 12,468,500 shares of Class A Common Stock at an initial conversion price of $10.00 (subject to downward adjustment during the first year depending on the price of the Class A Common Stock and other anti-dilution adjustments). The issuance of shares of Class A Common Stock upon any conversion of the Convertible Notes will result in dilution to the interests of stockholders and such dilution may increase as a result of the conversion price adjustment and anti-dilution provisions in the indenture governing the Convertible Notes.

We may not have the ability to repurchase the Convertible Notes upon a fundamental change.

Holders of the Convertible Notes have the right to require us to repurchase their Convertible Notes upon the occurrence of a fundamental change, which includes a delisting of the Company’s stock. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Convertible Notes. In addition, our ability to repurchase the Convertible Notes is limited by the agreements governing our existing indebtedness and may also be limited by law, by regulatory authority or by agreements that will govern our future indebtedness. Our failure to repurchase the Convertible Notes at a time when the repurchase is required by the indenture that governs the notes would constitute a default under such indenture. A default under the indenture that governs the Convertible Notes or the fundamental change itself could also lead to a default under the agreements governing our existing or future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Convertible Notes.

If our security holders exercise their registration rights with respect to their securities, it may have an adverse effect on the market price of our securities.

The holders of ROCR shares prior to the IPO (our “Initial Stockholders”) are entitled to make a demand that the Company register the resale of their insider shares at any time commencing three months prior to the date on which their shares may be released from escrow. Additionally, our Initial Stockholders, officers and directors are entitled to demand that we register the resale of the shares underlying any securities our Initial Stockholders, officers, directors or their affiliates may be issued in payment of working capital loans made to us at any time. If such persons exercise their registration rights with respect to all of these securities, then there will be an additional 3,283,000 shares of Class A Common Stock eligible for trading in the public market. The presence of these additional shares of Class A Common Stock trading in the public market may have an adverse effect on the market price of our securities.

QualTek is an emerging growth company within the meaning of the Securities Act and QualTek has taken advantage of certain exemptions from disclosure requirements available to emerging growth companies; this could make QualTek’s securities less attractive to investors and may make it more difficult to compare QualTek’s performance with other public companies.

QualTek is an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and has taken advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes- Oxley Act, reduced disclosure obligations regarding executive compensation in QualTek’s periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on certain executive compensation matters. As a result, QualTek’s stockholders may not have access to certain information they may deem important. QualTek may be an emerging growth company for up to five years, although circumstances could cause the loss of that status earlier, including if the market value of the common stock of QualTek held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case the Company would no longer be an emerging growth company as of the following December 31. QualTek cannot predict whether investors will find its securities less attractive because QualTek relies on these exemptions. If some investors find the securities less attractive as a result of reliance on these exemptions, the trading prices of QualTek’s securities may be lower than they otherwise would be, there may be a less active trading market for QualTek’s securities and the trading prices of the securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. QualTek has elected not to opt out of such extended transition period. Accordingly, when a standard is issued or revised and it has different application dates for public or private companies, QualTek, as an emerging growth company, will adopt the new or revised standard at the time private companies adopt the new or revised standard, unless early adoption is permitted by the standard. This may make comparison of QualTek’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Risks Related to Tax

Our only principal asset is our interest in QualTek HoldCo, and accordingly we will depend on distributions from QualTek HoldCo to pay dividends, taxes, other expenses, and make any payments required to be made by us under the Tax Receivable Agreement.

We are a holding company and have no material assets other than our ownership of QualTek Common Units. We do not have independent means of generating revenue or cash flow, and our ability to pay our taxes, operating expenses, and pay any dividends in the future will be dependent upon the financial results and cash flows of QualTek HoldCo. There can be no assurance that QualTek HoldCo will generate sufficient cash flow to distribute funds to us or that applicable state law and contractual restrictions, including negative covenants under debt instruments, will permit such distributions. If QualTek HoldCo does not distribute sufficient funds to us to pay our taxes or other liabilities, we may default on contractual obligations or have to borrow additional funds. In the event that we are required to borrow additional funds it could adversely affect our liquidity and subject us to additional restrictions imposed by lenders.

QualTek HoldCo will continue to be treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated, for U.S. federal income tax purposes, to the holders QualTek Common Units. Under the terms of the Third Amended and Restated LLCA, QualTek HoldCo is obligated to make pro rata tax distributions to holders of QualTek Common Units calculated at certain assumed rates. In addition to tax expenses, we will also incur expenses related to our operations, including payment obligations under the Tax Receivable Agreement, which could be significant and some of which will be reimbursed by QualTek HoldCo (excluding payment obligations under the Tax Receivable Agreement). For so long as we are Managing Member (as defined in the Third Amended and Restated LLCA) of QualTek HoldCo, we intend to cause QualTek HoldCo to make ordinary distributions and tax distributions to the holders of QualTek Common Units on a pro rata basis in amounts sufficient to enable us to cover all applicable taxes, relevant operating expenses, payments under the Tax Receivable Agreement and dividends, if any, declared by us. However, QualTek HoldCo’s ability to make such distributions may be subject to various limitations and restrictions, including, but not limited to, retention of amounts necessary to satisfy the obligations of QualTek HoldCo and its subsidiaries and restrictions on distributions that would violate any applicable restrictions contained in QualTek HoldCo’s debt agreements, or any applicable law, or that would have the effect of rendering QualTek HoldCo insolvent. To the extent we are unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest until paid. Additionally, nonpayment for a specified period and/or under certain circumstances may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments under the Tax Receivable Agreement, which could be substantial.

We anticipate that the distributions received from QualTek HoldCo may, in certain periods, exceed our actual tax liabilities and obligations to make payments under the Tax Receivable Agreement. The Board, in its sole discretion, will make any determination from time to time with respect to the use of any such excess cash so accumulated, which may include, among other uses, to pay dividends on our Class A Common Stock. We have no obligation to distribute such cash (or other available cash other than any declared dividend) to our stockholders.

The Tax Receivable Agreement requires us to make cash payments to the TRA Holders in respect of certain tax benefits and such payments may be substantial. In certain cases, payments under the Tax Receivable Agreement may (i) exceed any actual tax benefits the Tax Group realizes or (ii) be accelerated.

As of the Closing, the Company, QualTek HoldCo, the TRA Holders (as defined in the Tax Receivable Agreement) and the TRA Holder Representative (as defined in the Tax Receivable Agreement) entered into the Tax Receivable Agreement.

Pursuant to the Tax Receivable Agreement, the Company is generally be required to pay the TRA Holders 85% of the amount of savings, if any, in U.S. federal, state, local, and foreign taxes that are based on, or measured with respect to, net income or profits, and any interest related thereto that the Company (and applicable consolidated, unitary, or combined subsidiaries thereof, if any) realized, or is deemed to have realized, as a result of certain tax attributes (the “Tax Attributes”), including:

•

existing tax basis in certain assets of QualTek HoldCo and certain of its direct or indirect Subsidiaries, including assets that will eventually be subject to depreciation or amortization, once placed in service, attributable to QualTek Common Units acquired by the Company at the Closing of the Business Combination or from a TRA Holder (including any QualTek Common Units held by the Blocker, which are acquired by the Company in a Reorganization Transaction (as defined in the Tax Receivable Agreement));

•

tax basis adjustments resulting from the acquisition of QualTek Common Units by the Company at the Closing of the Business Combination and taxable exchanges of QualTek Common Units (including any such adjustments resulting from certain payments made by the Company under the Tax Receivable Agreement) acquired by the Company from a TRA Holder pursuant to the terms of the Third Amended and Restated LLCA;

•	tax deductions in respect of portions of certain payments made under the Tax Receivable Agreement; and
•	certain tax attributes of the Blocker, which holds QualTek Common Units that are acquired directly or indirectly by the Company pursuant to a Reorganization Transaction.

Under the Tax Receivable Agreement, the Tax Group (as defined in the Tax Receivable Agreement) is generally treated as realizing a tax benefit from the use of a Tax Attribute on a “with and without” basis, thereby generally treating the Tax Attributes as the last item used, subject to several exceptions. Payments under the Tax Receivable Agreement generally are based on the tax reporting positions that the Company determines (with the amount of subject payments determined in consultation with an advisory firm and subject to the TRA Holder Representative’s review and consent), and the IRS or another taxing authority may challenge all or any part of position taken with respect to Tax Attributes or the utilization thereof, and a court may sustain such a challenge. In the event that any tax benefits initially claimed by the Tax Group are disallowed, the TRA Holders are not required to reimburse the Company for any excess payments that may previously have been made pursuant to the Tax Receivable Agreement, for example, due to adjustments resulting from examinations by taxing authorities. Rather, any excess payments made to such TRA Holders are applied against and reduce any future cash payments otherwise required to be made by the Company under the Tax Receivable Agreement, if any, after the determination of such excess. As a result, in certain circumstances the Company could be required to make payments under the Tax Receivable Agreement in excess of the Tax Group’s actual savings in respect of the Tax Attributes.

The Tax Receivable Agreement provides that, in the event (such events collectively, “Early Termination Events”) that (i) the Company exercises its early termination rights under the Tax Receivable Agreement, (ii) certain changes of control of the Company or QualTek HoldCo occur (as described in the Third Amended and Restated LLCA), (iii) the Company in certain circumstances, fails to make a payment required to be made pursuant to the Tax  Receivable Agreement by its final payment date, which non-payment continues for 60 days following such final payment date or (iv) the Company materially breaches (or is deemed to materially breach) any of its material obligations under the Tax Receivable Agreement other than as described in the foregoing clause (iii) and, in the case of clauses (iii) and (iv), unless certain liquidity related or restrictive covenant related exceptions apply, the Company’s obligations under the Tax Receivable Agreement will accelerate (if the TRA Holder Representative so elects in the case of clauses (ii)-(iv)) and the Company will be required to make a lump-sum cash payment to all the TRA Holders equal to the present value of all forecasted future payments that would have otherwise been made under the Tax Receivable Agreement, which lump-sum payment would be based on certain assumptions, including those relating to there being sufficient future taxable income of the Tax Group to fully utilize the Tax Attributes over certain specified time periods and that all QualTek Common Units (including QualTek Common Units held by Blocker) that had not yet been exchanged for Common Stock or cash are deemed exchanged for cash. The lump-sum payment could be material and could materially exceed any actual tax benefits that the TRA Holder realizes subsequent to such payment.

As a result of the foregoing, in some circumstances (i) the Company could be required to make payments under the Tax Receivable Agreement that are greater than or less than the actual tax savings that the Tax Group realizes in respect of the Tax Attributes and (ii) it is possible that the Company may be required to make payments years in advance of the actual realization of tax benefits (if any, and may never actually realize the benefits paid for) in respect of the Tax Attributes (including if any Early Termination Events occur).

Payments under the Tax Receivable Agreement are the Company’s obligations and not obligations of QualTek HoldCo. Any actual increase in our allocable share of QualTek HoldCo and its relevant subsidiaries’ tax basis in relevant assets, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of exchanges, the market price of the Common Stock at the time of an exchange of QualTek Common Units by a TRA Holder pursuant to the terms of the Third Amended and Restated LLCA and the amount and timing of the recognition of the Tax Group’s income for applicable tax purposes. While many of the factors that will determine the amount of payments that we will be required to make under the Tax Receivable Agreement are outside of our control, we expect that the aggregate payments we will be required to make under the Tax Receivable Agreement could be substantial and, if those payments substantially exceed the tax benefit we realize in a given year or in the aggregate, could have an material adverse effect on our financial condition.

Any payments made by us under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid. Additionally, nonpayment for a specified period and/or under certain circumstances may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments due under the Tax Receivable Agreement. Furthermore, our future obligation to make payments under the Tax Receivable Agreement could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the Tax Attributes that may be deemed realized under the Tax Receivable Agreement.

Risks Related to our Corporate Governance

We are a “controlled company” within the meaning of the applicable rules of Nasdaq and, as a result, we qualify for exemptions from certain corporate governance requirements. To the extent we rely on such exemptions, our shareholders do not have the same protections afforded to shareholders of companies that are not controlled companies.

Brightstar Capital Partners (“BCP”) and its affiliates own a majority of the voting power of our Class A Common Stock. As a result, we are a “controlled company” under Nasdaq rules. As a controlled company, we are exempt from certain corporate governance requirements, including those that would otherwise require our Board to have a majority of independent directors and require that we either establish compensation and nominating and corporate governance committees, each comprised entirely of independent directors, or otherwise ensure that the compensation of our executive officers and nominees of directors are determined or recommended to our Board by independent members of  our Board. To the extent we rely on one or more of these exemptions, holders of our Class A Common Stock do not have the same protections afforded to shareholders of companies that are subject to all of the Nasdaq corporate governance requirements.

QualTek Equityholders and the Sponsors have the right to elect a certain number of directors to our Board.

The terms of the Investor Rights Agreement provide the Sponsors the right to elect one director to the Board so long as the Sponsors hold 40% or more of our outstanding Class A Common Stock. In addition, the pre-Business Combination holders of QualTek HoldCo equity (the “QualTek Equityholders”) are entitled pursuant to the Investor Rights Agreement to select up to seven directors, depending on the percentage of our outstanding Class A Common Stock held by them. The remaining director will be selected jointly by the Sponsors and the QualTek Equityholders.

Pursuant to these provisions, the Sponsors designated Sam Chawla to assume a seat on our Board upon the consummation of the Business Combination and the QualTek Equityholders designated Christopher S. Hisey, Matthew Allard, Andrew Weinberg, Raul Deju, Roger Bulloch and Maha Eltobgy to assume the other seats as directors. Jigisha Desai and Daniel Lafond have been jointly selected to serve on the Board as a director. As a result of these provisions, it is unlikely that public stockholders of the Company will have the ability to effectively influence the election of directors during the period these provisions of the Investor Rights Agreement are applicable. While the directors designated pursuant to the Investor Rights Agreement are obligated to act in accordance with their applicable fiduciary duties, their interests may be aligned with the interests of the investors they represent, which may not always coincide with our corporate interests or the interests of our other stockholders.

Anti-takeover provisions contained in the Charter and Bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

The second amended and restated certificate of incorporation of the Company (the “Charter”) contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. The Company is also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for the Company’s securities. These provisions are described in the Charter and in the amended and restated bylaws (the “Bylaws”).

The Charter provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America will be the exclusive forums for substantially all disputes between the Company and its stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with the Company or its directors, officers, or employees.

The Charter provides that the Court of Chancery of the State of Delaware is the exclusive forum for:

•	any derivative action or proceeding brought on its behalf;

•	any action asserting a breach of fiduciary duty by any director, officer, other employee or Company stockholder to us or to our stockholders;
•	any action asserting a claim against the Company arising under the Delaware General Corporation Law, the Charter, or the Bylaws; and
•

any action asserting a claim against us, our directors, officers, other employees or the Company stockholders arising pursuant to any provision of the DGCL, the Charter or the Bylaws, or (iv) any action asserting a claim against us, our directors, officers, other employees or Company stockholders governed by the internal affairs doctrine under Delaware law shall be brought, to the fullest extent permitted by law, solely and exclusively in the Court of Chancery in the State of Delaware; provided, however, that, in the event that the Court of Chancery in the State of Delaware lacks subject matter jurisdiction over any such actions, the Charter provides that the sole and exclusive forum shall be another state or federal court located within the State of Delaware, in each such case, unless the Court of Chancery (or such other state or federal court located within the State of Delaware, as applicable) has dismissed a prior action by the same plaintiff asserting the same claims because such court lacked personal jurisdiction over an indispensable party named as a defendant.

In addition, the Charter requires, unless we consent in writing to the selection of an alternative forum, that the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. This provision in the Charter does not address or apply to claims that arise under the Exchange Act; however, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder.

Although we believe this provision benefits us by providing increased consistency in the application of law in the types of lawsuits to which it applies, a court may determine that this provision is unenforceable, and to the extent it is enforceable, the provision may have the effect of discouraging lawsuits against our directors and officers.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our headquarters are located in an approximately 39,000 square foot facility that we lease in Blue Bell, Pennsylvania. Our lease of this facility expires in 2031, and we have the option to extend the lease for an additional five-year period. We have properties related to our operations in approximately 80 locations. Our management believes that its properties have been well maintained, are in good condition, and are adequate to meet our current needs.

Item 3. Legal Proceedings.

We are from time to time subject to various claims, lawsuits and other legal and administrative proceedings arising in the ordinary course of business. Some of these claims, lawsuits and other proceedings may involve highly complex issues that are subject to substantial uncertainties, and could result in damages, fines, penalties, non-monetary sanctions or relief. We recognize provisions for claims or pending litigation when we determine that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. Due to the inherent uncertain nature of litigation, the ultimate outcome or actual cost of settlement may materially vary from estimates.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s Class A Common Stock and Warrants trade on the Nasdaq Capital Market under the symbols “QTEK” and “QTEKW,” respectively.

Holders

At April 13, 2022, there were 42 holders of record of our Class A Common Stock, 11 holders of record of our Class B Common Stock and 27 holders of record of our Warrants.

Dividends

The Company has not paid any cash dividends on its shares of Class A Common Stock to date. The payment of cash dividends in the future will be dependent upon the Company’s revenues and earnings, if any, capital requirements and general financial condition. The payment of any dividends will be within the discretion of the Board. It is the present intention of the Board to retain all earnings, if any, for use in our business operations and, accordingly, the Board does not anticipate declaring any dividends in the foreseeable future. Further, if the Company incurs any indebtedness, its ability to declare dividends may be limited by restrictive covenants it may agree to in connection therewith.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Other than as previously disclosed, we did not sell any securities that were not registered under the Securities Act, during the period covered by this Annual Report on Form 10-K.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We were a blank check company formed under the laws of the State of Delaware on February 13, 2019. We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses, which we refer to herein as our “Business Combination.”

On February 14, 2022, we completed our Business Combination with QualTek HoldCo.

Results of Operations

Our only activities through December 31, 2021 were organizational activities, those necessary to prepare for the initial public offering (the “Initial Public Offering”), described below, identifying a target company for a Business Combination and consummating the acquisition of QualTek HoldCo. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2021, we had net loss of $4,056,961, which consists of general and administrative expenses of $3,952,940 and a change in the fair value of warrant liability of $113,903, offset by interest earned on marketable securities held in Trust Account of $9,882.

For the year ended December 31, 2020, we had net loss of $975, which consisted of operating and formational costs.

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

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Units, a total of $115,000,000 was placed in the Trust Account. We incurred $2,882,212 in Initial Public Offering related costs, including $2,300,000 of underwriting fees and $582,212 of other costs.

For the year ended December 31, 2021, cash used in operating activities was $1,683,484. Net loss of $4,056,961 was affected by a change in the fair value of warrant liability of $113,903 and interest earned on marketable securities of $9,882. Changes in operating assets and liabilities provided $2,269,456 of cash for operating activities.

For the year ended December 31, 2020, cash used in operating activities was $2,700. Net loss of $975 was affected by changes in operating assets and liabilities which used $1,725 of cash for operating activities.

As of December 31, 2021, we had marketable securities held in the Trust Account of $115,009,882 (including approximately $9,882 of interest income). Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2021, we have not withdrawn any interest earned from the Trust Account.

As of December 31, 2021, we had cash of $106,604. Until the consummation of the Business Combination, we used the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

We completed our Business Combination on February 14, 2022, which was the Business Combination with QualTek HoldCo and have raised sufficient capital for our operations. We raised sufficient proceeds in the Business Combination transaction, including funds from the Trust Account net of redemptions and proceeds from the Convertible Notes, to fund operations and transaction expenses.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as described below.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liabilities

We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815 under which the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Private Placement Warrants as liabilities at their fair value and adjust the Private Placement Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our consolidated statements of operations.

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our consolidated balance sheets.

Net Loss Per Common Share

Net loss per common stock is computed by dividing net loss by the weighted average number of common shares outstanding during the period. We have two classes of common stock, which are referred to as redeemable common stock and non-redeemable common stock. Income and losses are shared pro rata between the two classes of common stock. The remeasurement associated with the redeemable shares common stock is excluded from loss per common share as the redemption value approximates fair value.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The impact of the adoption of ASU 2020-06 is being assessed by us, however no significant impact on the financial statements is anticipated.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data.

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon their evaluation, our Certifying Officers concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments and the material weakness in our internal control over financial reporting related to the Company’s ability to accurately classify and record accrued expenses in the proper period. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management intends to implement remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we intend to expand and improve our review process for complex securities and related accounting standards. We have improved this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission

(COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2021.

Management has implemented steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

Roth CH Acquisition III Co. a non-operating public shell company and legal acquirer of QualTek identified a material weakness in its internal control over financial reporting prior to the Business Combination related to the Company’s ability to accurately classify and record accrued expenses in the proper period. QualTek believes that the above identified material weakness in the internal control over financial reporting was remediated following the Business Combination as the disclosure controls and procedures and internal controls over financial reporting of privately held QualTek (as the deemed accounting acquirer) became the disclosure controls and procedures and internal control over financial reporting of the combined company, and the financial reporting and accounting personnel of privately held QualTek assumed such roles and responsibilities of the combined company.

Limitations on Effectiveness of Controls and Procedures

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but there can be no assurance that such improvements will be sufficient to provide us with effective internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The directors and executive officers of the Company are as follows:

Name	Age	Position
Christopher S. Hisey	56	Director
Elizabeth Downey	52	Chief Administrative Officer
Michael B. Williams	44	Chief Business Officer
Adam Spittler	42	Chief Financial Officer
Andrew Weinberg	47	Chairman
Matthew Allard	49	Director
Sam Chawla	47	Director
Raul Deju	75	Director
Roger Bulloch	49	Director
Maha Eltobgy	51	Director
Daniel Lafond	53	Director
Jigisha Desai	55	Director

Christopher S. Hisey, 56, a founder of QualTek LLC, is the Chief Executive Officer and director of the Company. Mr. Hisey has been the Chief Executive Officer of QualTek LLC since 2014 and a member of the Board of Managers of QualTek Holdco since 2018. Mr. Hisey has more than three decades of experience leading and organically growing telecommunications service companies. Prior to founding QualTek LLC, Mr. Hisey was a founder and chief executive officer of Philadelphia-based Trident Advisors, a firm specializing in US and international acquisitions targeting the telecommunications industry. In 2004, he was a founder of UniTek Global Services and served as chief executive officer through 2011. Earlier in his career, Mr. Hisey ascended the ranks from field technician to president and chief operating officer in the cable and satellite communications industries. Mr. Hisey served in the U.S. Navy from 1983 to 1988 and is an Honorable Discharged Disabled Veteran.

Elizabeth Downey, 51, serves as the Company’s Chief Administrative Officer. Ms. Downey has served as the Chief Administrative Officer of QualTek LLC since 2014. Ms. Downey brings more than 25 years of proven leadership and expertise in human resources with a niche in the telecommunications industry. Prior to joining QualTek, she was chief administrative officer of UniTek Global Services. Ms. Downey also held senior executive positions for a regional competitive local exchange carrier in the telecommunications sector and an international publishing company. Ms. Downey holds a Bachelor of Arts degree in Communications from Pennsylvania State University.

Michael B. Williams, 44, is the Chief Business Officer of the Company. Mr. Williams has served as the Chief Business Officer of QualTek LLC since January 2021 and previously served as the Company’s Chief Technology Officer from 2013 to January 2021. Mr. Williams contributes more than two decades of progressive IT, Marketing, and Operations experience to QualTek and is the primary visionary for technological development. He is respected as an expert in telecommunications information systems, implementation, business process re-engineering, strategic planning, marketing, and project management. Prior to joining QualTek, Mr. Williams was vice president of information technology at UniTek Global Services. He holds a Bachelor of Science degree in Logistics/Supply Chain Management from Pennsylvania State University and a Master of Business Administration degree from Eastern University.

Adam Spittler, 42, serves as the Chief Financial Officer of the Company. Mr. Spittler has served as the Chief Financial Officer of QualTek LLC since June 2021 and its Chief Strategy Officer since 2018. Mr. Spittler previously served as President of Velocitel from 2017 to 2018. Prior to this role, Mr. Spittler served as Senior Vice President of Finance for QualTek LLC from 2016 to 2017. Mr. Spittler is a Certified Public Accountant who brings more than 15 years of experience in the telecommunications industry. Mr. Spittler is the lead strategist behind QualTek’s advancement plan, ensuring its mission and objectives while supporting revenue, profitability, and growth. In addition to his focus on growth, Mr. Spittler puts strong emphasis on production efficiencies, quality, service, and cost-effective resource management. Mr. Spittler came to QualTek after spending four years at UniTek Global Services and three years at KPMG, LLC. Mr. Spittler earned a Bachelor of Science degree in Accounting from Kutztown University and a Master of Science degree in Finance from Drexel University.

Andrew Weinberg, 47, has served as a director of the Company since the February 14, 2022. Mr. Weinberg has served as a Member of the Board of Managers of QualTek HoldCo since 2018. Mr. Weinberg is founder, managing partner, chief executive officer, and Chair of the Investment Committee at Brightstar Capital Partners. He currently serves as the board chair of Brightstar Corp., and serves on the boards of Gateway Dealer Network, Global Resale, Texas Water Supply Company, Capstone Nutrition and ERC, all Brightstar portfolio companies. Prior to Brightstar, Mr. Weinberg was a Partner at Lindsay Goldberg, a New York-based private equity firm, with extensive experience working on numerous large transactions. In addition, from 2008 to 2011, he served as Chief Operating Officer and Chief Strategy Officer of Brightstar Corp., a $10 billion global leader in mobility services including distribution, handset protection insurance, reverse logistics, buyback and leasing solutions spanning more than 100 countries and serving many of the major OEMs, carriers and retailers. Mr. Weinberg served on the boards of 13 portfolio companies during his tenure at Lindsay Goldberg. Prior to joining Lindsay Goldberg in 2003, Mr. Weinberg worked at Goldman Sachs in their Principal Investment Area. Mr. Weinberg started his career at Morgan Stanley in mergers and acquisitions and leveraged finance. He received his Master of Business Administration from Stanford GSB and a Bachelor of the Arts degree from Dartmouth College with a double major in History and Economics. He serves on the boards of CTIA, an organization representing the U.S. wireless industry, as well as The National Board of Review of Motion Pictures and The Dalton School. Mr. Weinberg is a member of the Young Presidents Organization. He is also a member of the World Economic Forum where he serves on the Global Future Council on Investing and the Stewardship Board of the Forum’s Platform on Shaping the Future of Investing.

Matthew Allard, 49, has served as a director of the Company since February 14, 2022. Mr. Allard has served as a Member of the Board of Managers of QualTek HoldCo since 2018. Mr. Allard is a partner at Brightstar Capital Partners and a Member of its Investment Committee. He currently serves as Vice Chair of the Board of Amerit Fleet Solutions, and as a board member of Brightstar Corp. and Texas Water Supply Company, all Brightstar portfolio companies. Since 2003, Mr. Allard has worked closely with Andrew Weinberg and various partners while advising and financing transactions for EnergySolutions, Brock Group, and Brightstar Corp. among others. Prior to joining Brightstar, Mr. Allard was Head of Financial Sponsors at Stifel where he was responsible for leading the firm’s Private Equity client coverage and execution efforts, was a member of the Investment Bank Management Committee and had extensive merger & acquisition, capital markets and relationship management experience across a range of industries. Mr. Allard started his finance career with Citibank and Bank of America, and previously held positions in both consulting and operations. Mr. Allard received his Master of Business Administration from Columbia Business School, Beta Gamma Sigma honors, and a Bachelor of Science in Economics from the University of Michigan with a major in Industrial and Operations Engineering. He is a Trustee of the King School in Connecticut.

Sam Chawla, 46, has served as a director of the Company since February 14, 2022. Mr. Chawla has been a member of the board of directors of ROCR since April 2021. Mr. Chawla has been a Portfolio Manager of Perceptive Advisors LLC, an investment fund focused on the healthcare sector, since 2013. Previously, Mr. Chawla served as a member of the board of directors of each of VBI Vaccines Inc. (NASDAQ: VBIV) from July 2014 to January 2018, and Great Basin Scientific, Inc. from December 2013 to December 2017. Prior to 2013, Mr. Chawla was a Managing Director in Investment Banking at UBS in the Global Healthcare Group. Prior to joining UBS in September 2010, Mr. Chawla was a Director (from January 2009 to September 2010) and a Vice President (from July 2007 to January 2009) in the Healthcare Investment Banking Group of Credit Suisse, which Mr. Chawla originally joined as an investment banker in 2002. Mr. Chawla also worked at Bloomberg L.P. and Pelican Life Sciences. Mr. Chawla received an M.B.A. from Georgetown University and a B.A. in Economics from Johns Hopkins University. We believe Mr. Chawla is well-qualified to serve as a director due to his significant investment banking and corporate finance expertise.

Raul Deju, 75, has served as a director of the Company since February 14, 2022. Dr. Deju has served as a Member of the Board of Managers of QualTek HoldCo since 2018. Dr. Deju is a Partner at Brightstar Capital Partners and a Member of the Investment Committee. He currently serves as Chair of the Board of Amerit Fleet Solutions, and as a board member of Texas Water Supply Company and QualTek, all Brightstar portfolio companies. Since 2006, Dr. Deju has worked closely with Andrew Weinberg while serving as an advisor to both PSC and RECON (from 2008 to 2011) and as President and Chief Operating Officer of EnergySolutions, a Lindsay Goldberg portfolio company which generated more than $1.5 billion of proceeds from its initial public offering and follow on offerings. Prior to joining EnergySolutions in 2004, Dr. Deju was a Senior Vice President (1981) and President of Engineering (from 1983 to 1987) of IT Corporation, now Chicago Bridge & Iron; CEO of URS (from 1987 to 1989), which was acquired by AECOM, and president of several major entities within the Waste Management family of companies, including some international subsidiaries. He was also a Founder of Isadra, a technology venture sold to VerticalNet and ISG Resources, a construction materials company merged into Headwaters, a public company. Dr. Deju is a board member of a number of private companies in diverse fields and has created a program to help entrepreneurs, especially service-disabled veterans so they can succeed in their business ventures. He also serves as mentor to a number of Veteran-Owned businesses. Over 100 graduates of Dr. Deju’s university-level programs now own companies. Dr. Deju has extensive international experience managing European and Latin American subsidiaries and has served as Member of the Board of Governors of the World Nuclear Association (from 2004 to 2009). He also has served in Advisory Committees to the Secretary of Commerce (from 1994 to 2000) and the US EPA Administrator during the Clinton Administration. Dr. Deju has been named one of the

25 Most Influential Hispanics in the San Francisco Bay Area. Dr. Deju is also the recipient of the 2015 John F. Kennedy Lifetime of Entrepreneurship Award and recently published his 7th book, “We Got Mojo”, in 2016. He received both his B.S. degree in Mathematics and Physics and his Ph.D. degree in Engineering and Geosciences from the New Mexico Institute of Mining and Technology. Dr. Deju and his wife, Shari, are major donors at his alma mater where he has received a number of recognitions, including the name of their new university center. Dr. Deju is active in the professional, business and academic life in California and was recognized as one of the top 25 Hispanics in Northern California. We believe Dr. Deju’s experience on multiple boards of directors and operational expertise make him well-qualified to serve on our Board.

Roger Bulloch, 49, has served as a director of the Company since February 14, 2022. Mr. Bulloch has served as a member of the Board of Managers of QualTek since 2018. Mr. Bulloch is a Partner at Brightstar Capital Partners. Prior to joining Brightstar Capital Partners, he was a Co-founder and Managing Principal of SPB Capital Partners. Mr. Bulloch also co-founded Wet ‘n’ Wild Las Vegas, a waterpark partnership with Village Roadshow Ltd, Howard Hughes Corporation, AgassiGraf, and other families to promote social impact investing and youth employment. From 2004 to 2010 Mr. Bulloch was the Co-founder and CEO of Sher Capital, a significant family office (heirs to Fortune 500 Company) and Sher Gaming, a licensed gaming partnership with interests in three hotel casinos totaling 2,300 hotel rooms. Prior to joining SPB Capital Partners and Sher Capital, Mr. Bulloch was a Senior Vice President (from 2002 to 2004) in the Private Bank of Bank of America. Mr. Bulloch also worked in the Investment Services Group of Credit Suisse (from 2001 to 2002) in Los Angeles, California and its predecessor firm, Donaldson, Lufkin, and Jenrette (DLJ) (from 1999 to 2001). Mr. Bulloch has been a member of Young Presidents Organization (YPO) since 2007. Mr. Bulloch received his BS in Business from the Marriott Business School at Brigham Young University and his MBA from the Goizueta Business School at Emory University. We believe Mr. Bulloch’s extensive investment and operational expertise makes him well-qualified to serve on our Board.

Maha Eltobgy, 51, has served as a director of the Company since February 14, 2022. Ms. Eltobgy has over 20 years of experience in strategy, business development, finance and sustainability for large and global, blue chip companies. Currently, she is the Chief Sustainability Officer and Managing Director at Brightstar, a position she has held since September 2021. She is responsible for designing and implementing the firm’s environmental, social and corporate governance (“ESG”) strategy to support efforts to generate long-term value for portfolio companies, investors and stakeholders. Prior to Brightstar, Ms. Eltobgy was Head of Investors Industries and a Member of the Executive Committee at the World Economic Forum (“WEF”) from March 2012 to September 2021. During her tenure at the WEF, she spearheaded the WEF’s stakeholder capitalism and ESG activities and led a global team responsible for overseeing the WEF’s community of asset owners and fund managers. Previously, she worked for nearly two decades in senior leadership roles in strategy, first as a consultant with the Monitor Group and subsequently as a member of in-house strategy teams with Pearson PLC and Louis Vuitton North America. Ms. Eltobgy also has experience working in government, having served as Vice President of Marketing and Strategy for the New York State Department of Economic Development for five years. Maha holds an MBA from INSEAD and an MA in International Relations, Economics and Middle East Studies from Johns Hopkins University. We believe that Ms. Eltobgy is well qualified to serve on our Board of Directors given her business development and ESG expertise as well as her experience in leadership positions.

Jigisha Desai, 55, has served as a director of the Company since February 14, 2022. Ms. Desai has over 30 years of financial management, business leadership, and corporate strategy experience. From January 2021 to December 2021, Ms. Desai served as Executive Vice President and Chief Strategy Officer of Granite Construction Incorporated (“Granite”). Ms. Desai joined Granite in 1993, and over her 29-year career at Granite, she served in various roles, including Senior Vice President and Chief Financial Officer from 2018 to 2021, Vice President of Corporate Finance, Treasurer & Assistant Financial Officer from 2013 to 2018, Vice President, Treasurer & Assistant Financial Officer from 2007 to 2013, Assistant Treasurer & Assistant Secretary from 2001 to 2007 and Treasury Manager from 1993 to 2001. As Chief Financial Officer, she was responsible for all of Granite’s financial functions, including all corporate and operational finance teams, investor relations, internal audit, risk management, information technology, and corporate development. Ms. Desai was Granite’s representative for Granite’s Peruvian and Chilean Affiliates Board from 2018 to 2021. Additionally, Ms. Desai is a board member of 1st Capital Bank (since July 2020), Tutor Perini Corporation (since December 2021), and Element US (since January 2022). Formerly, she served on the boards of Pacific Collegiate School, Pajaro Valley Health Trust and Girls Inc. Ms. Desai is a member of the Association of Financial Professionals and a Certified Treasury Professional. Ms. Desai received a B.S. in Accounting from the University of Houston, an M.B.A. in Corporate Finance from Golden Gate University, and completed Harvard Business School’s Advanced Management Program. We believe that Ms. Desai is well qualified to serve on our Board of Directors given her extensive financial and accounting experience, including as the Chief Financial Officer of Granite, and her experience in management of a public company.

Daniel Lafond, 53, has served as a director since March 2, 2022. Mr. Lafond joins the Board with more than 20 years of experience in the telecommunications and technology industries, including in many senior leadership roles at AT&T Inc., Comcast Corporation (“Comcast”) and QuadGen Wireless Solutions Inc. Most recently, Mr. Lafond served for seven years as Senior Vice President of Sales at Comcast. In this role, Mr. Lafond led the transformation strategy for Xfinity sales channels and operations. Mr. Lafond helped drive customer growth by investing in sales channel to better serve the customer, as well as creating a more centralized sales operations function to help support the employee serving the customers of Xfinity. Mr. Lafond graduate from LaSalle University with a B.S. in Accounting.

Board Composition

The Company’s business affairs are managed under the direction of the Board. The Board consists of nine members.

In accordance with the Charter, the Board is divided into three classes. At each annual general meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following the election. The directors will be divided among the three classes as follows:

•the Class I directors are Andrew Weinberg, Matthew Allard, and Jigisha Desai, and their terms will expire at the annual meeting of stockholders to be held in 2022;

•the Class II directors are Sam Chawla, Christopher S. Hisey, and Roger Bulloch, and their terms will expire at the annual meeting of stockholders to be held in 2023; and

•the Class III directors are Maha Eltobgy, Raul Deju, and Daniel Lafond, and their terms will expire at the annual meeting of stockholders to be held in 2024.

The Company expects that any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. The division of the Board into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control.

Family Relationships

There are no family relationships between any the Company’s directors or any of its executive officers.

Committees of the Board of Directors

The Board has the authority to appoint committees to perform certain management and administration functions. The Board has the audit committee, the compensation committee and the nominating and corporate governance committee. In addition, from time to time, special committees may be established under the direction of the Board when necessary to address specific issues. The composition and responsibilities of each committee are described below. Members will serve on these committees until their resignation or until otherwise determined by the Board. The charters for each of these committees are available on QualTek’s website at https://investors.qualtekservices.com/investors/governance/governance-documents/default.aspx. Information contained on or accessible through QualTek’s website is not a part of this Annual Report on Form 10-K, and the inclusion of such website address in this Annual Report on Form 10-K is an inactive textual reference only.

Audit Committee

The audit committee consists of Sam Chawla, Daniel Lafond and Jigisha Desai. The Board has determined each of Mr. Chawla, Ms. Desai and Mr. Lafond is independent under the listing standards of Nasdaq and Rule 10A-3(b)(1) of the Exchange Act. The chairperson of the audit committee is Ms. Desai. The Board has determined that Ms. Desai is an “audit committee financial expert” within the meaning of SEC regulations. The Board has also determined that each member of the proposed audit committee has the requisite financial expertise required under the applicable requirements of Nasdaq. In arriving at this determination, the Board has examined each audit committee member’s scope of experience and the nature of their employment in the corporate finance sector.

The primary purpose of the audit committee is to discharge the responsibilities of the Board with respect to our accounting, financial, and other reporting and internal control practices and to oversee our independent registered accounting firm.

Specific responsibilities of our audit committee include:

•selecting a qualified firm to serve as the independent registered public accounting firm to audit the Company’s financial statements;

•helping to ensure the independence and performance of the independent registered public accounting firm;

•discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent accountants, our interim and year-end operating results;

•developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;

•reviewing policies on risk assessment and risk management;

•reviewing related party transactions;

•obtaining and reviewing a report by the independent registered public accounting firm at least annually, that describes the Company’s internal quality-control procedures, any material issues with such procedures, and any steps taken to deal with such issues when required by applicable law; and

•approving (or, as permitted, pre-approving) all audit and all permissible non-audit service to be performed by the independent registered public accounting firm or the audit committee.

Compensation Committee

The compensation committee consists of Sam Chawla, Andrew Weinberg and Matthew Allard. The Board has determined each proposed member is a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act. The chairperson of the compensation committee is Mr. Weinberg. The primary purpose of the compensation committee is to discharge the responsibilities of the Board to oversee its compensation policies, plans and programs and to review and determine the compensation to be paid to its executive officers, directors and other senior management, as appropriate.

Specific responsibilities of the compensation committee include:

•reviewing and approving, or recommending that our Board approve, the compensation of our executive officers;

•reviewing and recommending to our Board the compensation of our directors;

•reviewing and approving, or recommending that our Board approve, the terms of compensatory arrangements with our executive officers;

•administering our stock and equity incentive plans;

•selecting independent compensation consultants and assessing whether there are any conflicts of interest with any of the committee’s compensation advisors;

•reviewing and approving, or recommending that our Board approve, incentive compensation and equity plans, severance agreements, change-of-control protections and any other compensatory arrangements for our executive officers and other senior management, as appropriate;

•reviewing and establishing general policies relating to compensation and benefits of our employees; and

•reviewing our overall compensation philosophy.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Sam Chawla, Raul Deju and Andrew Weinberg. The Board has determined each proposed member is independent under the listing standards of Nasdaq. The chairperson of our nominating and corporate governance committee is Mr. Deju.

Specific responsibilities of our nominating and corporate governance committee include:

•	identifying, evaluating and selecting, or recommending that our Board approve, nominees for election to our Board;
•	evaluating the performance of our Board and of individual directors;
•	reviewing developments in corporate governance practices;
•	evaluating the adequacy of our corporate governance practices and reporting;
•	reviewing management succession plans; and
•	developing and making recommendations to our Board regarding corporate governance guidelines and matters.

Code of Ethics

The Company has adopted a Code of Ethics that applies to all of its employees, officers and directors, including those officers responsible for financial reporting. The Code of Ethics is available on QualTek’s website at https://investors.qualtekservices.com/investors/governance/governance-documents/default.aspx. Information contained on or accessible through such website is not a part of this Annual Report on Form 10-K, and the inclusion of the website address in this Annual Report on Form 10-K is an inactive textual reference only. The Company intends to disclose any amendments to the Code of Ethics, or any waivers of its requirements, on its website to the extent required by the applicable rules and exchange requirements.

Compensation Committee Interlocks and Insider Participation

No member of the Company’s compensation committee has ever been an officer or employee of any QualTek or ROCR entity. None of the Company’s expected executive officers serve, or have served during the last year, as a member of the Board, compensation committee, or other board committee performing equivalent functions of any other entity that has one or more executive officers serving as one of our directors or on either company’s compensation committee.

Non-Employee Director Compensation

The Board intends to approve a non-employee director compensation program. Pursuant to this non- employee director compensation program, the Company’s non-employee directors will receive both cash and equity compensation for his or her service as a member of the Board. See “Item 11 - Executive Compensation” for additional information on the planned non-employee director compensation program.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than 10% of our Class A Common Stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2021 there were no delinquent filers.

Item 11. Executive Compensation.

Prior to the consummation of the Business Combination, none of ROCR’s executive officers or directors received any cash compensation for services rendered to the Company. No compensation of any kind, including finders, consulting or other similar fees, was paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals were reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of the Company’s Class A Common Stock and Class B Common Stock as of April 13, 2022 by:

•	each person or “group” (as such term is used in Section 13(d)(3) of the Exchange Act) known by the Company to be the beneficial owner of more than 5% of shares of our common stock;
•	each of the executive officers and directors of the Company; and
•	all executive officers and directors of the Company as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. Company stock issuable upon exercise of options and warrants currently exercisable within 60 days are deemed outstanding solely for purposes of calculating the percentage of total voting power of the beneficial owner thereof.

In connection with the closing of the Business Combination, (i) 2,274,934 shares of Class A Common Stock issued to certain BCP Sellers (ii) 3,836,177 QualTek Common Units issued to the QualTek Equityholders (the “Earnout Common Units”) and (iii) an equal number of shares of Class B Common Stock issued to the QualTek Equityholders by the Company ((i) and (iii) collectively, the “Earnout Shares”), will be subject to certain restriction on transfer and voting and potential forfeiture pending the achievement (if any) of the following earnout targets pursuant to the terms of the Business Combination Agreement: (A) if, on or any time prior to the fifth anniversary of the date of the Closing, the closing sale price per share of Class A Common Stock equals or exceeds $15.00 per share for 20 trading days of any 30 consecutive trading day period following the Closing, 50% of the Earnout Shares and Earnout Common Units will be earned and no longer subject to the applicable restrictions on transfer and voting; and (B) if, on or any time prior to the fifth anniversary of the date of the Closing, the closing sale price per share of Class A Common Stock equals or exceeds $18.00 per share for 20 trading days of any 30 consecutive trading day period following the Closing, 50% of the Earnout Shares and Earnout Common Units will be earned and no longer subject to the applicable restrictions on transfer and voting.

The beneficial ownership of our common stock, which includes the Earnout Shares, is based on 24,446,284 shares of our Class A Common Stock, which number excludes shares issuable upon exercise of outstanding warrants, 26,663,575 shares of our Class B Common Stock issued and outstanding as of April 13, 2022.

The beneficial ownership information below excludes the Earnout Shares, other than in the calculation of the percentage of common stock beneficially owned.

	Number of	Number of	Percentage
	Shares	Shares	Of Common
	of Class A	of Class B	Stock
	Common	Common	Beneficially
Name and Address of Beneficial Owners(1)	Stock	Stock(2)	Owned
5% Holders
BCP GP Investors, LLC(3)(4)	12,673,939	13,939,005	52.07%
QualTek Management HoldCo, LLC(5)	—	4,825,893	9.44%
Victoria Partners L.P.	—	2,656,250	5.20%
Named Executive Officers and Directors
Christopher S. Hisey(5)(6)	—	4,825,893	9.44%
Elizabeth Downey(7)	—	—	—
Michael B. Williams(8)	—	—	—
Adam Spittler(9)	—	—	—
Andrew Weinberg(3)(4)	12,673,939	13,939,005	52.07%
Matthew Allard(3)	—	—	—
Sam Chawla	91,194	—	*
Raul Deju(3)	—	—	—
Robert Bulloch(3)	—	—	—
Maha Eltobgy(3)	—	—	—
Jigisha Desai			—
Daniel Lafond	—	—	—
All Named Executive Officers and Directors of the Company as a group (7 individuals)	12,765,133	18,764,898	61.69%
*	Less than 1%.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o QualTek, 475 Sentry Parkway E, Suite 200 Blue Bell, PA 19422.
(2)	In the Business Combination, existing equityholders of QualTek HoldCo were issued new HoldCo Common Units and an equal number of shares of Class B Common Stock. A holder of a HoldCo Common Unit may convert one HoldCo Common Unit and one share of Class B Common Stock into one share of Class A Common Stock.
(3)	The business address for this person is c/o Brightstar, 650 Fifth Avenue, 29th Floor, New York, NY 10019.
(4)	Represents (1) 3,642,750 shares of Class A Common Stock held of record by BCP AIV Investor Holdings-3, L.P. (“BCP AIV-3”), (2) 4,184,290 shares of Class A Common Stock held of record by BCP Strategic AIV Investor Holdings-2, L.P. (“BCP

AIV-2”), (3) 4,096,901 shares of Class A Common Stock held of record by BCP QualTek Investor Holdings, L.P. (“BCP L.P.”), (4) 11,780,782 shares of Class B Common Stock held of record by BCP QualTek, LLC and (5) 2,158,223 shares of Class B Common Stock held of record by BCP QualTek II, LLC. Brightstar Associates is the general partner of each of BCP AIV-3, BCP AIV-2 and BCP L.P., and each of BCP QualTek, LLC and BCP QualTek II, LLC is controlled by Brightstar Associates, its managing member. Brightstar GP is the general partner of Brightstar Associates. Brightstar GP is controlled by its sole managing member, Andrew Weinberg. Each of the foregoing disclaims beneficial ownership of the securities held directly or indirectly by such entities.
(5)	Represents 4,825,893 shares of Class B Common Stock held of record by QualTek Management HoldCo, LLC (“QualTek Management”). Christopher S. Hisey is the managing member of QualTek Management and as such could be deemed to have voting and dispositive power with respect to the shares held by QualTek Management. Mr. Hisey disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. The table does not reflect 1,157,803 shares of Class B Common Stock held of record by QualTek Management that constitute Earnout Shares.
(6)	As a member of QualTek Management, Mr. Hisey has an indirect beneficial interest in 798,771 HoldCo Common Units and 798,771 shares of Class B Common Stock. Pursuant to the Third Amended and Restated LLCA, QualTek HoldCo’s common units held by Mr. Hisey are not exchangeable for the Company's Class A Common Stock until the expiration or waiver of certain lock-up periods.
(7)	As a member of QualTek Management, Ms. Downey has an indirect beneficial interest in 166,693 HoldCo Common Units and 166,693 shares of Class B Common Stock. Pursuant to the Third Amended and Restated LLCA, QualTek HoldCo’s common units held by Ms. Downey are not exchangeable for the Company’s Class A Common Stock until the expiration or waiver of certain lock-up periods.
(8)	As a member of QualTek Management, Mr. Williams has an indirect beneficial in 82,013 HoldCo Common Units and 82,013 shares of Class B Common Stock. Pursuant to the Third Amended and Restated LLCA, QualTek HoldCo’s common units held by Mr. Williams are not exchangeable for the Company’s Class A Common Stock until the expiration or waiver of certain lock-up periods.
(9)	As a member of QualTek Management, Mr. Spittler has an indirect beneficial in 107,947 HoldCo Common Units and 107,947 shares of Class B Common Stock. Pursuant to the Third Amended and Restated LLCA, QualTek HoldCo’s common units held by Mr. Spittler are not exchangeable for the Company’s Class A Common Stock until the expiration or waiver of certain lock-up periods.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Person Transactions —Founder Shares

In February 2019, the CR Financial Holdings, Inc. (the “Sponsor”), an entity affiliated with Roth, purchased an aggregate of 100 shares from us for an aggregate purchase price of $25,000. On May 26, 2020, we effected a dividend of 28,750 shares for each share outstanding resulting in there being an aggregate of 2,875,000 shares outstanding. On May 29, 2020, Craig-Hallum Capital Group LLC and certain of our directors, officers and affiliates of our management team purchased from the Sponsor an aggregate of 2,059,019 shares for an aggregate purchase price of $17,904.51. On January 19, 2021 and February 3, 2021, certain affiliates of our management team purchased from the Sponsor and Craig-Hallum an aggregate of 239,583 shares for an aggregate purchase price of $2,083.33. On February 9, 2021, certain of initial stockholders of ROCR sold an aggregate of 417,080 shares back to us, which shares were cancelled, and Craig-Hallum and certain of our directors and affiliates of our management team purchased from us an aggregate of 417,080 shares, in each case, for an aggregate purchase price of $2,417.86. That same date, Craig-Hallum purchased from the Sponsor 39,931 shares for a purchase price of $231.48. Also on February 9, 2021, we effected a dividend of 0.50 share for each share outstanding, which dividend was rescinded and cancelled on February 24, 2021. As of the date hereof, there are an aggregate of 2,875,000 outstanding shares of our Common Stock held by the Sponsor and its affiliates (the “Founder Shares”).

Private Placement

Simultaneously with the closing of the IPO, we consummated the sale of 408,000 units (the “Private Units”) at a price of $10.00 per Private Unit in a private placement to its stockholders, generating gross proceeds of $4,080,000. These purchases took place on a private placement basis simultaneously with the consummation of the IPO. The Private Units are identical to the units sold to the public except that the (i) warrants included in the Private Units are non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchasers or their permitted transferees, and (ii) the Private Units may be transferred following the closing of the Business Combination. Our stockholders approved the issuance of the Private Units and underlying securities upon conversion of such notes, to the extent the holder wishes to so convert them at the time of the consummation of our Business Combination.

Promissory Note — Related Party

On December 15, 2020, we issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $200,000. The Promissory Note was non-interest bearing and was paid in-full in connection with the IPO.

On November 3, 2021, we issued an unsecured promissory note in the aggregate principal amount of $500,000 to certain payees including certain of our directors and officers, the Sponsor, Craig-Hallum, and affiliates of our management team. The note does not bear interest and matured upon closing of the Business Combination. The note is not convertible into ROCR securities.

Registration Rights

The holders of our Founder Shares, as well as the holders of the Private Units (and all underlying securities), are entitled to registration rights entered into on March 5, 2021. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the Private Units can elect to exercise these registration rights at any time. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements. Notwithstanding the foregoing, they may not exercise demand or piggyback rights after five (5) and seven (7) years, respectively, from the effective date of this offering and may not exercise demand rights on more than one occasion in respect of all registrable securities.

Related Party Loans

In order to meet our working capital needs our initial stockholders, officers and directors and their respective affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes were paid upon consummation of the Business Combination, without interest.

On November 3, 2021, we issued an unsecured promissory note in the aggregate principal amount of $500,000 to certain payees including certain of our directors and officers, the Sponsor, Craig-Hallum, and affiliates of our management team. The note does not bear interest and matured upon closing of the Business Combination. The note was repaid upon the Closing of the Business Combination.

We have reimbursed our Initial Stockholders, officers and directors for reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf, including identifying and investigating the Business Combination. There is no limit on the amount of out-of-pocket expenses reimbursable by us. The audit committee  reviews and approves all reimbursements and payments made to any initial stockholder or member of our management team, or our or their respective affiliates, and any reimbursements and payments made to members of our audit committee will be reviewed and approved by our Board of Directors, with any interested director abstaining from such review and approval.

No compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to any of our Initial Stockholders, officers or directors who owned our shares of common stock prior to the IPO, or to any of their respective affiliates, prior to or with respect to the Business Combination except as described in this Annual Report on Form 10-K.

We entered into indemnity agreements with each of our officers and directors. These agreements require us to indemnify these individuals to the fullest extent permitted under Delaware law and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions, including the payment of any compensation, will require prior approval by a majority of our disinterested independent directors (to the extent we have any) or the members of our Board who do not have an interest in the transaction, in either case who had access, at our expense, to our  attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested independent directors (or, if there are no independent directors, our disinterested directors) determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the Board of Directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives personal benefits as a result of his or her position.

Our audit committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our disinterested independent directors, or the members of our Board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested independent directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions. These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

Certain Relationships and Related Person Transactions — QualTek

On July 18, 2018, QualTek HoldCo entered into an advisory services agreement (the “Advisory Services Agreement”) with Brightstar Advisors, L.P., an affiliate of Brightstar Capital Partners, its majority member. The Advisory Services Agreement requires quarterly advisory fees of $125,000 paid at the beginning of each quarter. QualTek HoldCo incurred $889,000 and $518,000 in advisory fees for the years ended December 31, 2021 and 2020, respectively.

The Company’s Relationships and Related Party Transactions

Investor Rights Agreement

The Company, certain Sellers as set forth therein, the Equity Representative, the Sponsors, Sponsor Representative, and certain Other Holders have entered into an Investor Rights Agreement, pursuant to which the Registration Rights Agreement, dated as of March 2, 2021, between the Other Holders and the Company was terminated and whereby the Company agreed to grant to the Holders (as defined therein), which includes certain equityholders of QualTek HoldCo as well as the Sponsors, certain registration rights, including customary piggyback registration rights and demand registration rights immediately after the Closing, which are subject to customary terms and conditions, including with respect to cooperation and reduction of underwritten shelf takedown provisions (subject to lock-up restrictions for six months after the closing of the Business Combination). Additionally, the Investor Rights Agreement sets forth certain corporate governance standards relating to the Company.

Founder Shares Forfeiture and Lock-Up Agreement

Contemporaneously with the execution of  the Business Combination Agreement, the Company entered into a Founder Shares Forfeiture and Lock-Up Agreement with QualTek HoldCo and each of the holders of shares of ROCR Common Stock issued prior to the IPO (the “Founder Shares Agreement”), pursuant to which such holders agreed to (i) forfeit up to an aggregate amount of  575,000 shares of  their ROCR Common Stock for no consideration, on a pro rata basis, based on the level of the amount of funds remaining in the Trust Account following all redemptions by public stockholders prior to the Closing, and (ii) lock up an aggregate amount of  up to

575,000 shares of  ROCR Common Stock for no consideration, on a pro rata basis, similarly based on the level of the amount of funds remaining in the Trust Account following all redemptions by public stockholders prior to the Closing (the “lock-up shares”). The lock-up shares will be released on the date on which the closing price of the Class A Common Stock on Nasdaq equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any consecutive 30-trading day period commencing after the Closing Date (the “lock-up release”). If the requirements for the lock-up release are not satisfied within five (5) years following the Closing Date, the holders have agreed to forfeit the lock-up shares for no consideration.

On January 14, 2022, in connection with the Pre-PIPE Amendment, PIPE Amendment, PIPE Waiver, and the Convertible Note Investment, the Company, QualTek HoldCo, and the holders mutually agreed to terminate the Founder Shares Agreement, such that there will be no forfeiture or lock up of any of the shares of ROCR Common Stock pursuant to the terms of the Founder Shares Agreement, and all rights, benefits and obligations thereunder terminated effective as of the that date. Accordingly, the Initial Stockholders will continue to hold all 2,875,000 Founder Shares. Pursuant to the Investor Rights Agreement, the Founder Shares will be locked up for a period of six months following the Closing compared to the up to five year lockup period under the Founder Shares Agreement. The lock-up under the Investor Rights Agreement does not contemplate a potential forfeiture of the shares at the expiration of the lock-up period, as was set forth in the Founder Shares Agreement for up to 575,000 shares prior to its termination. Following the termination of the Founder Shares Agreement, the Initial Stockholders are no longer at risk of forfeiting up to an aggregate of 1,150,000 Founder Shares, and the benefit to the Initial Stockholders equates to up to $11,408,000 based on the closing price of ROCR Common Stock on February 1, 2022 of $9.97 per share. Following the lock-up, it is anticipated that the Initial Stockholders will be permitted to sell such shares pursuant to a resale registration statement. The sale of the Founder Shares will cause immediate dilution to existing holders of Class A Common Stock upon such sale.

PIPE Subscription Agreements and PIPE Registration Rights Agreement

In connection with the Business Combination, ROCR obtained commitments from certain accredited investors (each a “Subscriber”), including QualTek HoldCo, Roth, Craig-Hallum, and certain officers and directors of ROCR, to purchase shares of Class A Common Stock issued in connection with the Closing (the “PIPE Shares”), for an aggregate cash amount of $66.1 million initially at a purchase price of $10.00 per share, in a private placement (the “PIPE Investment”) pursuant to certain subscription agreements, by and between each Subscriber and ROCR (collectively, the “Subscription Agreements”). On January 14, 2022, the terms of the PIPE Investment were amended to reduce the purchase price per share from $10.00 to $8.00 per share, and to allow Subscribers to invest in the Convertible Note Investment in lieu of all or a portion of their PIPE Investment. A total of approximately $24.7 million of the PIPE Investment elected to invest in the Convertible Note Investment in lieu of the PIPE Investment. On that same date, QualTek HoldCo, the Sponsor, Craig-Hallum, Roth, directors and officers of the Company and affiliates of the Company’s management waived their rights to the reduced per share price and eligibility to participate in the Convertible Note Investment. Accordingly these Subscribers paid $10.00 per share pursuant to the terms of the Subscription Agreements, which amount in the aggregate represents $20,015,000 or 2,001,500 shares. Following the PIPE Amendment, the aggregate number of shares issued pursuant to the Subscription Agreements was 4,676,500 shares of Class A Common Stock for gross proceeds of $41.4 million (or 7,145,000 shares of Class A Common Stock for gross proceeds of $66.1 million including the impact from PIPE investors who elected to participate in the Convertible Note Investment in lieu of the PIPE Investment). Certain offering-related expenses were payable by the Company, including customary fees payable to the placement agents, Roth and Craig-Hallum, aggregating $5,150,000. The purpose of the sale of the PIPE Shares was to raise additional capital for use in connection with the Business Combination and to meet the minimum cash requirements provided in the Business Combination Agreement.

The Company has also entered into a registration rights agreement (the “PIPE Registration Rights Agreement”) with the PIPE Investors. Pursuant to the PIPE Registration Rights Agreement, the Company filed (at the Company’s sole cost and expense) the PIPE Resale Registration Statement registering the resale of the shares of Class A Common Stock purchased in the private placement PIPE Investment with the SEC that went effective on February 14, 2022.

Indemnification Agreements

The Charter contains provisions limiting the liability of the members of the Board, and the Bylaws provide that the Company will indemnify each of the members of the Board and officers and certain other persons who provide services to the Company to the fullest extent permitted under Delaware law.

The Company has entered into indemnification agreements with each of its directors and executive officers and certain other key employees. The indemnification agreements provide that the Company will indemnify each of its directors and executive officers and such other key employees against any and all expenses incurred by such director, executive officer or other key employee because of his or her status as one of the Company’s directors, executive officers or other key employees, to the fullest extent permitted by Delaware law, the Charter and the Bylaws. In addition, the indemnification agreements provide that, to the fullest extent permitted by Delaware law, the Company will advance all expenses incurred by its directors, executive officers and other key employees in connection with a legal proceeding involving his or her status as a director, executive officer or key employee.

Tax Receivable Agreement

The Company, QualTek HoldCo, the TRA Holders (as defined in the Tax Receivable Agreement) and the TRA Holder Representative (as defined in the Tax Receivable Agreement) have entered into the Tax Receivable Agreement.

Pursuant to the Tax Receivable Agreement, the Company generally is required to pay the TRA Holders 85% of the amount of savings, if any, in U.S. federal, state, local, and foreign taxes that are based on, or measured with respect to, net income or profits, and any interest related thereto that ROCR (and applicable consolidated, unitary, or combined Subsidiaries thereof, if any) realizes, or is deemed to realize, as a result of certain tax attributes, including:

•

existing tax basis in certain assets of QualTek HoldCo and certain of its direct or indirect Subsidiaries, including assets that will eventually be subject to depreciation or amortization, once placed in service, attributable to QualTek Common Units acquired by the Company at the Closing of the Business Combination or from a TRA Holder (including QualTek Common Units held by the Blocker, which is acquired by the Company in a Reorganization Transaction (as defined in the Tax Receivable Agreement));

•

tax basis adjustments resulting from the acquisition of QualTek Common Units by the Company at the Closing of the Business Combination and taxable exchanges of QualTek Common Units (including any such adjustments resulting from certain payments made by the Company under the Tax Receivable Agreement) acquired by the Company from a TRA Holder pursuant to the terms of the Third Amended and Restated LLCA;

•	tax deductions in respect of portions of certain payments made under the Tax Receivable Agreement; and
•

certain tax attributes of the Blocker, which holds QualTek Common Units that are acquired directly or indirectly by the Company pursuant to a Reorganization Transaction (each of the foregoing, collectively, the “Tax Attributes”).

Under the Tax Receivable Agreement, the Tax Holders generally will be treated as realizing a tax benefit from the use of a Tax Attribute on a “with and without” basis, thereby generally treating the Tax Attributes as the last item used, subject to several exceptions. Payments under the Tax Receivable Agreement generally will be based on the tax reporting positions that the Company determines (with the amount of subject payments determined in consultation with an advisory firm and subject to the TRA Holder Representative’s review and consent), and the IRS or another taxing authority may challenge all or any part of position taken with respect to Tax Attributes or the utilization thereof, and a court may sustain such a challenge. In the event that any tax benefits initially claimed by the Tax Holders are disallowed, the TRA Holders will not be required to reimburse the Company for any excess payments that may previously have been made pursuant to the Tax Receivable Agreement, for example, due to adjustments resulting from examinations by taxing authorities. Rather, any excess payments made to such TRA Holders will be applied against and reduce any future cash payments otherwise required to be made by the Company under the Tax Receivable Agreement, if any, after the determination of such excess. As a result, in certain circumstances the Company could be required to make payments under the Tax Receivable Agreement in excess of the Tax Group’s actual savings in respect of the Tax Attributes.

The Tax Receivable Agreement provides that, in the event (such events collectively, “Early Termination Events”) that (i) the Company exercises its early termination rights under the Tax Receivable Agreement, (ii) certain changes of control of the Company or QualTek HoldCo occur (as described in the Third Amended and Restated LLCA) , (iii) the Company in certain circumstances, fails to make a payment required to be made pursuant to the Tax  Receivable  Agreement by its final payment date,  which non-payment continues for 60 days following such final payment date or (iv) the Company materially breaches (or is deemed to materially breach) any of its material obligations under the Tax Receivable Agreement other than as described in the foregoing clause (iii) and, in the case of clauses (iii) and (iv), unless certain liquidity related or restrictive covenant related exceptions apply, the Company’s obligations under the Tax Receivable Agreement will accelerate (if the TRA Holder Representative so elects in the case of clauses (ii)-(iv)) and the Company will be required to make a lump-sum cash payment to all the TRA Holders equal to the present value of all forecasted future payments that would have otherwise been made under the Tax Receivable Agreement, which lump-sum payment would be based on certain assumptions, including those relating to there being sufficient future taxable income of the Tax Group to fully utilize the Tax Attributes over certain specified time periods and that all QualTek Common Units (including QualTek Common Units held by Blocker) that had not yet been exchanged for Common Stock or cash are deemed exchanged for cash. The lump-sum payment could be material and could materially exceed any actual tax benefits that the Tax Group realizes subsequent to such payment.

As a result of the foregoing, in some circumstances (i) the Company could be required to make payments under the Tax Receivable Agreement that are greater than or less than the actual tax savings that the Tax Group realizes in respect of the Tax Attributes and (ii) it is possible that the Company may be required to make payments years in advance of the actual realization of tax benefits (if any, and may never actually realize the benefits paid for) in respect of the Tax Attributes (including if any Early Termination Events occur).

The Company is required to notify and keep the TRA Holder Representative reasonably informed regarding tax audits or other proceedings the outcome of which is reasonably expected to reduce or defer payments to any TRA Holder under the Tax Receivable Agreement and the TRA Holder Representative and any affected TRA Holder has the right to (i) discuss with the Company, and provide input and comment to the Company regarding, any portion of any such tax audit or proceeding and (ii) participate in, at the affected TRA Holders’ and TRA Holder Representative’s expense, any such portion of any such tax audit or other tax proceeding to the extent it relates to issues the resolution of which would reasonably be expected to reduce or defer payments to any TRA Holder under the Tax Receivable Agreement. The Company will not be permitted to settle or fail to contest any issue pertaining to income taxes that is reasonably expected to materially and adversely affect the TRA Holders’ rights and obligations under the Tax Receivable Agreement without the consent of the TRA Holder Representative (which is not to be unreasonably withheld or delayed).

Under the Tax Receivable Agreement, the Company will be required to provide the TRA Holder Representative with a schedule showing the calculation of payments that are due under the Tax Receivable Agreement with respect to each taxable year. This calculation will be based upon the advice of our tax advisors and an advisory firm. Payments under the Tax Receivable Agreement generally will be required to be made to the TRA Holders a short period of time after this schedule becomes final pursuant to the procedures set forth in the Tax Receivable Agreement, although interest on such payments will begin to accrue at from the due date (without extensions) of the U.S. federal income tax return of the Company. Any late payments that may be made under the Tax Receivable Agreement will continue to accrue interest (generally at a default rate) until such payments are made.

Related Party Transactions Policy

The Board has adopted a written policy on transactions with related parties that is in conformity with the requirements for issuers having publicly held common stock that is listed on Nasdaq. Related party transactions are defined as transactions in which (i) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (ii) we or any of our subsidiaries is a participant, and (iii) any (x) executive officer, director or nominee for election as a director, (y) greater than 5% beneficial owner of the Company’s Common Stock, or (z) immediate family member of the persons referred to in clauses (x) and (y) has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). Under the policy, the Company’s general counsel will be primarily responsible for developing and implementing processes and procedures to obtain information regarding related parties with respect to potential related party transactions and then determining, based on the facts and circumstances, whether such potential related party transactions do, in fact, constitute related party transactions requiring compliance with the policy. If the Company’s general counsel determines that a transaction or relationship is a related party transaction requiring compliance with the policy, the Company’s general counsel will be required to present to the Company’s audit committee all relevant facts and circumstances relating to the related party transaction. The Company’s audit committee will be required to review the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party and the extent of the related party’s interest in the transaction, take into account the conflicts of interest and corporate opportunity provisions of the Company’s code of ethics, and either approve or disapprove the related party transaction. If the Company’s audit committee’s approval of a related party transaction requiring the Company’s audit committee’s approval is not feasible in advance of such related party transaction, then the transaction may be preliminarily entered into upon prior approval of the transaction by the chair of the Company’s audit committee, subject to ratification of the transaction by the Company’s audit committee at the Company’s audit committee’s next regularly scheduled meeting; provided, however, that, if the ratification is not forthcoming, the Company’s management will make all reasonable efforts to cancel or annul the related party transaction. If a transaction was not initially recognized as a related party transaction, then, upon such recognition, the related party transaction will be presented to the Company’s audit committee for ratification at the Company’s audit committee’s next regularly scheduled meeting; provided, however, that, if the ratification is not forthcoming, the Company’s management will make all reasonable efforts to cancel or annul the related party transaction. The Company’s management will update the Company’s audit committee as to any material changes to any approved or ratified related party transaction and will provide a status report at least annually of all then current related party transactions. No member of the Company’s Board will be permitted to participate in approval of a related party transaction for which he or she is a related party.

Item 14. Principal Accounting Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2021 and 2020 totaled $179,220 and $0, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. The aggregate fees billed by Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2021 and 2020 totaled $113,300 and $0, respectively.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2021 and 2020.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2021 and 2020.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by the Board. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
1.	Consolidated Financial Statements: See “Index to Consolidated Financial Statements” at “Item 8. Consolidated Financial Statements and Supplementary Data” herein.
(b)

Consolidated Financial Statement Schedules. All schedules are omitted for the reason that the information is included in the consolidated financial statements or the notes thereto or that they are not required or are not applicable.

(c)	Exhibits: The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit	Description
2.1 †

Business Combination Agreement, dated as of June 16, 2021, by and among BCP QualTek HoldCo, LLC, Roth CH Acquisition III Co., Roth CH III Blocker Merger Sub, LLC, BCP QualTek Investors, LLC, Roth CH III Merger Sub, LLC, and BCP QualTek, LLC (incorporated by reference to Exhibit 2.1 of ROCR’s Current Report on Form 8-K filed on June 16, 2021)

2.2 †

Waiver and Consent Agreement, dated as of January 14, 2022, by and among Roth CH Acquisition III Co., Roth CH III Blocker Merger Sub, LLC, BCP QualTek Investors LLC, Roth CH III Merger Sub, LLC, BCP QualTek HoldCo, LLC and BCP QualTek, LLC (incorporated by reference to Exhibit 2.1 of ROCR’s Current Report on Form 8-K filed on January 14, 2022)

3.1*	Second Amended and Restated Certificate of Incorporation of QualTek Services Inc.

3.2*	Bylaws of QualTek Services Inc.
4.1**	Description of registered securities

10.1*

Tax Receivable Agreement, dated as of February 14, 2022, by and among QualTek Services Inc., the TRA Holder Representative (as defined in the Tax Receivable Agreement) and the TRA Holders (as defined in the Tax Receivable Agreement)

10.2*

Investor Rights Agreement, dated February 14, 2022, by and among QualTek Services Inc., the Equityholder Representative, the Sponsor Representative, the Sponsors, the Sellers and the Other Holders (each as defined in the Investor Rights Agreement)

10.3*

Third Amended and Restated Limited Liability Company Agreement of QualTek HoldCo, LLC, dated as of February 14, 2022, by and among QualTek Services Inc. and the Members (as defined therein) set forth on Exhibit A thereto

10.4*	Indenture, dated as of February 14, 2022, by and among QualTek Services Inc., the Guarantors (as defined in the Indenture) party thereto and Wilmington Trust, National Association, as trustee

10.5*	Form of Convertible Notes (included in Exhibit 10.4)
10.6*#	QualTek Services Inc. 2022 Long-Term Incentive Plan

10.7*#	Form of Nonqualified Stock Option Agreement pursuant to the QualTek Services Inc. 2022 Long-Term Incentive Plan

10.8*#	QualTek Services Inc. 2022 Employee Stock Purchase Plan

10.9*#	Form of Indemnification Agreement

14.1*	QualTek Services Inc. Code of Ethics

16.1*	Letter from Marcum LLP to Securities and Exchange Commission, dated February 16, 2022
21.1**	List of subsidiaries of QualTek Services Inc.
24.1**	Power of Attorney (included on the signature page herein).
31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*	Filed under the same exhibit number as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on February 16, 2022 and incorporated herein by reference.
**	Filed herewith
#	Indicates a management contract or compensatory plan, contract or arrangement.
†

Schedules and similar attachments to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of such omitted materials to the SEC upon request.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUALTEK SERVICES INC.

Date: April 15, 2022	By:	/s/ Christopher S. Hisey
	Name:	Christopher S. Hisey
	Title:	Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Christopher S. Hisey and Adam Spittler and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Christopher S. Hisey	Chief Executive Officer and Director	April 15, 2022
Christopher S. Hisey	(principal executive officer)

/s/ Adam Spittler	Chief Financial Officer	April 15, 2022
Adam Spittler	(principal financial officer and principal accounting officer)

/s/ Andrew Weinberg	Chairman	April 15, 2022
Andrew Weinberg

/s/ Matthew Allard	Director	April 15, 2022
Matthew Allard

/s/ Sam Chawla	Director	April 15, 2022
Sam Chawla

/s/ Jigisha Desai	Director	April 15, 2022
Jigisha Desai

/s/ Daniel Lafond	Director	April 15, 2022
Daniel Lafond

QUALTEK SERVICES INC.

(F/K/A ROTH CH ACQUISITION III CO.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
QualTek Services Inc. (f/k/a Roth CH Acquisition III Co.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of QualTek Services Inc. (f/k/a Roth CH Acquisition III Co.) (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ (deficit) equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

Philadelphia, PA

April 15, 2022

QUALTEK SERVICES INC.

(F/K/A ROTH CH ACQUISITION III CO.)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
ASSETS
Current assets
Cash	$106,604	$195,758
Prepaid expenses	149,231	1,500
Total Current Assets	255,835	197,258

Deferred offering costs	—	31,542
Prepaid insurance	23,875	—
Marketable securities held in Trust Account	115,009,882	—
TOTAL ASSETS	$115,289,592	$228,800

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses	$2,442,062	$1,000
Accrued offering costs	70,000	5,000
Promissory note - related party	500,000	200,000
Total Current Liabilities	3,012,062	206,000

Warrant liability	205,703	—
TOTAL LIABILITIES	3,217,765	206,000

Commitments

Common stock subject to possible redemption, $0.0001 par value; 11,500,000 and 0 shares at redemption value at December 31, 2021 and 2020, respectively	115,000,000	—

Stockholders’ (Deficit) Equity
Common stock, $0.0001 par value; 50,000,000 shares authorized; 3,283,000 and 2,875,000 shares issued and outstanding (excluding 11,500,000 and 0 shares subject to possible redemption) as of December 31, 2021 and 2020, respectively	328	288
Additional paid-in capital	1,130,660	24,712
Accumulated deficit	(4,059,161)	(2,200)
Total Stockholders’ (Deficit) Equity	(2,928,173)	22,800

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$115,289,592	$228,800

The accompanying notes are an integral part of the consolidated financial statements.

QUALTEK SERVICES INC.

(F/K/A ROTH CH ACQUISITION III CO.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020
General and administrative expenses	$3,952,940	$975
Loss from operations	(3,952,940)	(975)

Other income (expense):
Change in fair value of warrant liability	(113,903)	—
Interest earned on marketable securities held in Trust Account	9,882	—
Other expense, net	(104,021)	—

Net loss	$(4,056,961)	$(975)

Basic and diluted weighted average shares outstanding, redeemable common stock	9,483,562	—

Basic and diluted net loss per common share, redeemable common stock	$(0.32)	$—

Basic and diluted weighted average shares outstanding, non-redeemable common stock	3,145,707	2,500,000

Basic and diluted net loss per common share, non-redeemable common stock	$(0.32)	$(0.00)

The accompanying notes are an integral part of the consolidated financial statements.

QUALTEK SERVICES INC.

(F/K/A ROTH CH ACQUISITION III CO.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

					Total
			Additional		Stockholders'
	Common Stock		Paid-in	Accumulated	(Deficit)
	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2020	2,875,000	$288	$24,712	$(1,225)	$23,775

Net loss				(975)	(975)

Balance – December 31, 2020	2,875,000	288	24,712	(2,200)	22,800

Remeasurement of common stock to redemption amount	—	—	(5,440,962)	—	(5,440,962)

Sale of 408,000 Private Units	408,000	40	3,988,160	—	3,988,200

Proceeds allocated to Public Warrants	—	—	2,558,750	—	2,558,750

Net loss	—	—	—	(4,056,961)	(4,056,961)

Balance – December 31, 2021	3,283,000	$328	$1,130,660	$(4,059,161)	$(2,928,173)

The accompanying notes are an integral part of the consolidated financial statements.

QUALTEK SERVICES INC.

(F/K/A ROTH CH ACQUISITION III CO.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,	December 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(4,056,961)	$(975)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	113,903	—
Interest earned on marketable securities held in Trust Account	(9,882)	—
Changes in operating assets and liabilities:
Prepaid expenses	(147,731)	(1,500)
Prepaid insurance	(23,875)	—
Accounts payable and accrued expenses	2,441,062	(225)
Net cash used in operating activities	(1,683,484)	(2,700)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(115,000,000)	—
Net cash used in investing activities	(115,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	112,700,000	—
Proceeds from sale of Private Units	4,080,000	—
Proceeds from promissory note — related party	500,000	200,000
Repayment of promissory note — related party	(200,000)	—
Payment of offering costs	(485,670)	(26,542)
Net cash provided by financing activities	116,594,330	173,458

Net Change in Cash	(89,154)	170,758
Cash — Beginning of year	195,758	25,000
Cash — End of year	$106,604	$195,758

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$70,000	$5,000
Initial classification of warrant liability	$91,800	$—
Initial value of common stock subject to redemption	$115,000,000	$—
Remeasurement of common stock to redemption amount	$5,440,962	$—

The accompanying notes are an integral part of the consolidated financial statements.

QUALTEK SERVICES INC.

(F/K/A ROTH CH ACQUISITION III CO.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Roth CH Acquisition III Co. (now known as QualTek Services Inc.) (the “Company”) was incorporated in Delaware on February 13, 2019. The Company was a blank check company formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (the “Business Combination”).

The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

Business Combination

On February 14, 2022, QualTek Services Inc. (f/k/a Roth CH Acquisition III Co. (“ROCR”)) (the “Company” or “QualTek”) closed its business combination (the “Business Combination”) with QualTek HoldCo, LLC (f/k/a BCP QualTek HoldCo, LLC), a Delaware limited liability company (“BCP QualTek”) (the “Closing”), pursuant to that certain Business Combination Agreement (the “Business Combination Agreement”) dated as of June 16, 2021, by and among (i) ROCR, (ii) Roth CH III Blocker Merger Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of ROCR (“Blocker Merger Sub”), (iii) BCP QualTek Investors, LLC, a Delaware limited liability company (the “Blocker”), (iv) Roth CH III Merger Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of ROCR (“Company Merger Sub”), (v) BCP QualTek and (vi) BCP QualTek, LLC, a Delaware limited liability company, solely in its capacity as representative of the Blocker’s equityholders and BCP QualTek’s equityholders. In connection with the consummation of the Business Combination, the Company changed its name from Roth CH Acquisition III Co. to QualTek Services Inc.

Pursuant to the Business Combination Agreement:

●the cumulative value of the merger consideration was $306,888,378;
●Blocker Merger Sub merged with and into the Blocker (the “Blocker Merger”), resulting in the equity interests of the Blocker being converted into the right to receive 11,923,940 shares of Class A Common Stock under the Business Combination Agreement, and the owners of such equity interests in the Blocker (the “Blocker Owners”) being entitled to such shares of Class A Common Stock at the Closing, and thereafter, the surviving blocker merged with and into ROCR, with ROCR as the surviving company (the “Buyer Merger”), resulting in the cancellation of the equity interests of the surviving blocker and ROCR directly owning all of the units of QualTek (the “QualTek Units”) previously held by the Blocker in QualTek;
●immediately following the Buyer Merger, Company Merger Sub merged with and into QualTek, with QualTek as the surviving company (the “QualTek Merger”), resulting in (i) QualTek becoming a subsidiary of ROCR, (ii) the QualTek Units (excluding those held by the Blocker and ROCR) being converted into the right to receive 18,764,898 shares of Class B common stock, par value $0.0001 per share (the “Class B Common Stock” and, together with the Class A Common Stock, the “Common Stock”), under the Business Combination Agreement and the holders of QualTek Units being entitled to such shares of Class B Common Stock at the Closing, (iii) the QualTek Units held by ROCR being converted into the right to receive a number of common units of BCP QualTek (the “Common Units”) equal to the number of shares of Class A Common Stock issued and outstanding (i.e., 21,571,283 QualTek Units), less the number of Common Units received in connection with the contribution described immediately below (i.e., 16,160,418 QualTek Units);
●with respect to the portion of merger consideration under the Business Combination Agreement at the Closing to which the Blocker Owners and holders of QualTek Units were entitled as described above, the cumulative value of merger consideration to which they are together entitled equals the Equity Value. The “Equity Value” is the sum of (i) $294,318,543.80, plus (ii) the value of any Equity Interests of the Company issued as consideration for any acquisitions by the Company prior to the Closing (i.e., $10,000,000), plus (iii) the amount of interest accrued on that certain convertible promissory note in an aggregate principal amount of $30,557,501.20 issued by the Company to BCP QualTek II in exchange for all of BCP QualTek II’s Class B Units. No portion of the merger consideration was paid in cash. The foregoing represents the total consideration to be paid to the Blocker Owners and holders of QualTek Units in connection with the Business Combination; and

QUALTEK SERVICES INC.

(F/K/A ROTH CH ACQUISITION III CO.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

●ROCR contributed, as a capital contribution in exchange for a portion of the QualTek Units it acquired in the QualTek Merger (i.e., 16,160,418 QualTek Units), $161,604,181.12, representing the amount of cash available after payment of the merger consideration under the Business Combination Agreement, which will be used by QualTek or its Subsidiaries to pay the transaction expenses under the Business Combination Agreement.

Senior Unsecured Convertible Notes and Indenture

On February 14, 2022, in connection with the Closing, the Company entered into an indenture (the “Indenture”) with Wilmington Trust, National Association, as trustee, and certain guarantors party thereto, including, among others, certain subsidiaries of the Company, in respect of $124,685,000 in aggregate principal amount of senior unsecured convertible notes due 2027 (“Convertible Notes”) that were issued to certain investors (collectively, the “Convertible Note Investors”). The Convertible Notes were purchased by the Convertible Note Investors pursuant to certain convertible note subscription agreements, dated as of February 14, 2022, between the Company and each of the Convertible Note Investors (collectively, the “Convertible Note Subscription Agreements”).

Prior to the Business Combination, holders of 11.4 million shares of the ROCR Common Stock exercised their right to redeem those shares for cash at a price of approximately $10.00 per share, for an aggregate of approximately $114.0 million. The per share redemption price of $10.00 for public stockholders electing redemption was paid out of the Company’s Trust Account.

Business Prior to the Business Combination

All activity through December 31, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination and consummating the acquisition of BCP QualTek.

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

Transaction costs amounted to $2,882,212 consisting of $2,300,000 of underwriting fees, and $582,212 of other offering costs.

Following the closing of the Initial Public Offering on March 5, 2021, an amount of $115,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Units was placed in a trust account (the “Trust Account”), located in the United States and held in cash items or invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account.

Liquidity

As of December 31, 2021, the Company had $106,604 in its operating bank accounts and a working capital deficit of $2,746,345.

The Company has incurred and expects to continue to incur significant costs in pursuit of its Business Combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management addressed this issue with the consummation of the Business Combination agreement on February 14, 2022 with BCP QualTek and has raised sufficient capital for its operations.

QUALTEK SERVICES INC.

(F/K/A ROTH CH ACQUISITION III CO.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15. “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that the funds which the Company has available following the completion of the Business Combination agreement will enable it to sustain operations for a period of at least one-year from the issuance date of these consolidated financial statements. Accordingly, substantial doubt about the Company’s ability to continue as a going concern as disclosed in previously issued consolidated financial statements has been alleviated.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and/or results of operations, the specific impact is not readily determinable as of the date of the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Further, Section 102(b)(l) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

QUALTEK SERVICES INC.

(F/K/A ROTH CH ACQUISITION III CO.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these consolidated financial statements is the determination of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and 2020.

Marketable Securities Held in Trust Account

At December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s consolidated balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stocks to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the remeasurement from initial book value to redemption amount value. The change in the carrying value of redeemable common stocks resulted in charges against additional paid-in capital.

At December 31, 2021, common stock subject to possible redemption reflected in the consolidated balance sheets is reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(2,558,750)
Common stock issuance costs	(2,882,212)
Plus:
Remeasurement of carrying value to redemption value	5,440,962
Common stock subject to possible redemption	$115,000,000

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary

QUALTEK SERVICES INC.

(F/K/A ROTH CH ACQUISITION III CO.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the consolidated statements of operations. The fair value of the Private Placement Warrants (as defined in Note 4) was estimated using a binomial lattice simulation approach (see Note 10).

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Loss Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of common stock, which are referred to as redeemable common stock and non-redeemable common stock. Income and losses are shared pro rata between the two classes of common stock. Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The remeasurement associated with the redeemable shares of common stock is excluded from income (loss) per common share as the redemption value approximates fair value.

The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 2,977,000 shares of common stock in the calculation of diluted loss per share, since the inclusion of such warrants is contingent upon the occurrence of future events and would be anti-dilutive. As of December 31, 2021 and 2020, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

	Year Ended		Year Ended
	December 31, 2021		December 31, 2020
		Non-		Non-
	Redeemable	redeemable	Redeemable	redeemable
	common	common	common	common
	stock	stock	stock	stock
Basic and diluted net loss per common share
Numerator:
Allocation of net loss, as adjusted	$(3,046,450)	$(1,010,511)	$—	$(975)
Denominator:
Basic and diluted weighted average shares outstanding	9,483,562	3,145,707	—	2,500,000

QUALTEK SERVICES INC.

(F/K/A ROTH CH ACQUISITION III CO.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

Basic and diluted net loss per common share	$(0.32)	$(0.32)	$—	$(0.00)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the Company’s consolidated balance sheets, primarily due to their short-term nature, with the exception of the warrant liability (see Note 10).

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The impact of the adoption of ASU 2020-06 is being assessed by the Company, however no significant impact on the financial statements is anticipated.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

NOTE 3 — PUBLIC OFFERING

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

NOTE 4 — PRIVATE PLACEMENT

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

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder’s Shares

 In February 2019, the Initial Stockholders purchased an aggregate of 100 shares of the Company’s common stock for an aggregate price of $25,000. On May 26, 2020, the Company effected a stock dividend of 28,750 shares of common stock for each share of common stock outstanding, resulting in an aggregate of 2,875,000 shares of common stock being held by the Initial Stockholders (the “Founder Shares”). In February 2021, the Company sold 35,233 Founder Shares to three of the Company’s director nominees (for a total of

QUALTEK SERVICES INC.

(F/K/A ROTH CH ACQUISITION III CO.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

105,699 Founder Shares) and 89,093 Founder Shares to affiliates of its sponsor group as part of a larger purchase and resale of securities. The total consideration paid for these shares was $919. On February 9, 2021, the Company effected a dividend of 0.50 share for each share outstanding resulting in there being an aggregate of 4,312,500 shares outstanding, and on February 24, 2021, the Company rescinded and cancelled the dividend, resulting in there being an aggregate of 2,875,000 Founder Shares outstanding. All share and per-share amounts have been retroactively restated to reflect the stock dividend. The Founder Shares included an aggregate of up to 375,000 shares subject to forfeiture by the Initial Stockholders to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Initial Stockholders would collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Initial Stockholders did not purchase any Public Shares in the Initial Public Offering and excluding the Private Shares). As a result of the underwriters’ election to fully exercise their over-allotment option, no Founder Shares are subject to forfeiture.

The sale of the Founders Shares to the Company's director nominees and affiliates of its sponsor group, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”).  Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 194,792 shares sold to the Company’s director nominees and affiliates of its sponsor group was $1,229,138, or $6.31 per share. The Founders Shares were effectively sold subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence. Stock-based compensation will be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.  As of December 31, 2021, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized.

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

Promissory Note — Related Party

On December 15, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Sponsor Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $200,000. The Sponsor Promissory Note was non-interest bearing and payable on the earlier of (i) the consummation of the Initial Public Offering or (ii) the date on which the Company determined not to proceed with the Initial Public Offering. The outstanding balance under the Sponsor Promissory Note of $200,000 was repaid on March 9, 2021. Borrowings under the Sponsor Promissory Note are no longer available.

On November 3, 2021, the Company entered into a new promissory note with related parties of the Company (the “Promissory Note”) in the aggregate principal amount of $500,000 in order to finance the Company’s working capital needs. The Promissory Note was non-interest bearing and was not convertible into any securities of the Company and payable upon the consummation of a Business Combination. The outstanding balance under the Promissory Note of $500,000 was repaid upon the consummation of the Business Combination.

NOTE 6 — COMMITMENTS

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

QUALTEK SERVICES INC.

(F/K/A ROTH CH ACQUISITION III CO.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

On February 14, 2022, in connection with the Closing, the Company entered into the Investor Rights Agreement (the “Investor Rights Agreement”) with certain Sellers as set forth therein, the Equity Representative, the Sponsors and certain Other Holders (each as defined in the Investor Rights Agreement). Pursuant to the Investor Rights Agreement, the Registration Rights Agreement, dated as of March 2, 2021, between the Other Holders and the Company was terminated and the Company agreed to grant to the Other Holders, which includes certain equityholders of QualTek as well as the Sponsors, certain registration rights, including customary piggyback registration rights and demand registration rights immediately after the Closing, which are subject to customary terms and conditions, including with respect to cooperation and reduction of underwritten shelf takedown provisions.

Business Combination Marketing Agreement

The Company entered into a business combination marketing agreement with Roth Capital Partners, LLC (“Roth”) and Craig-Hallum Capital Group LLC (“Craig-Hallum”), the underwriters in the Initial Public Offering, to act as advisors in connection with a Business Combination, including assisting in the transaction structuring and negotiation of a definitive purchase agreement with respect to the Business Combination, holding meetings with the stockholders to discuss the Business Combination and the target’s attributes, introducing the Company to potential investors to purchase its securities in connection with the Business Combination, assisting in obtaining stockholder approval for the Business Combination, and assisting with relevant financial analysis, presentations, press releases and filings related to the Business Combination. The Company will pay Roth and Craig-Hallum a marketing fee for such services upon the consummation of a Business Combination in an amount equal to, in the aggregate, 3.5% of the gross proceeds of the Initial Public Offering, or $4,025,000. Roth and Craig-Hallum will not be entitled to such fee unless the Company consummates a Business Combination. On February 14, 2022, in connection with the Closing, the Company paid Roth and Craig-Hallum an aggregate amount of $4,025,000.

NOTE 7 — STOCKHOLDERS’ EQUITY

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. At December 31, 2021 and 2020, there were 3,283,000 and 2,875,000 shares of common stock issued and outstanding, excluding 11,500,000 and 0 shares of common stock subject to possible redemption, which are presented as temporary equity, respectively.

NOTE 8 — WARRANTS

At December 31, 2021, there were 2,875,000 Public Warrants and 102,000 Private Placement Warrants outstanding. There were no Public Warrants or Private Placement Warrants outstanding as of December 31, 2020.

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

QUALTEK SERVICES INC.

(F/K/A ROTH CH ACQUISITION III CO.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

NOTE 9 — INCOME TAX

The Company’s net deferred tax assets at December 31, 2021 and 2020 are as follows:

	December 31,	December 31,
	2021	2020
Deferred tax assets
Net operating loss carryforward	$31,042	$168
Startup/Organization expenses	88,712	37
Total deferred tax assets	119,754	205
Valuation allowance	(119,754)	(205)
Deferred tax assets, net of valuation allowance	$—	$—

QUALTEK SERVICES INC.

(F/K/A ROTH CH ACQUISITION III CO.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

The income tax provision consists of the following:

	December 31,	December 31,
	2021	2020
Federal
Current	$—	$—
Deferred	(119,549)	(205)

State and Local
Current	—	—
Deferred	—	—

Change in valuation allowance	119,549	205

Income tax provision	$—	$—

As of December 31, 2021 and 2020, the Company had $147,817 and $800 in U.S. federal net operating loss carryover available to offset future taxable income. The net operating loss generated does not expire.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2021 and 2020, the change in the valuation allowance was $119,549 and $205.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2021 and 2020 is as follows:

	December 31,	December 31,
	2021	2020

Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Change in fair value of warrants	(0.6)%	(0.0)%
Merger and acquisition costs	(17.5)%	0.0%
Valuation allowance	(2.9)%	(21.0)%
Income tax provision	0.0%	0.0%

The Company files income tax returns in the U.S. federal jurisdiction. The Company’s tax returns since inception remain open and subject to examination.

NOTE 10 — FAIR VALUE MEASUREMENTS

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

QUALTEK SERVICES INC.

(F/K/A ROTH CH ACQUISITION III CO.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

Level 2:Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		December 31,
Description	Level	2021
Assets:
Marketable securities held in Trust Account	1	$115,009,882

Liabilities:
Warrant Liability – Private Placement Warrants	3	$205,703

The Private Placement Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liability on the accompanying consolidated balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liability in the consolidated statements of operations.

The Private Placement Warrants were valued using a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology, which is considered to be a Level 3 fair value measurement. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own Public Warrant pricing and guideline public company volatility similar to the acquisition target (QualTek Services Inc.).

There were no transfers between Levels 1, 2 or 3 during the year ended December 31, 2021.

The following table provides quantitative information regarding Level 3 fair value measurements:

	At
	March 5, 2021
	(Initial	At
	Measurement)	December 31, 2021
Stock price	$9.78	$9.93
Strike price	$11.50	$11.50
Volatility	14.9%	27.6%
Risk-free rate	0.87%	1.22%
Probability of Business Combination occurring	75%	90.0%
Dividend yield	0.0%	0.0%
Fair value of Private Placement Warrants	$0.90	$2.02

QUALTEK SERVICES INC.

(F/K/A ROTH CH ACQUISITION III CO.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Warrant Liabilities
Fair value as of March 5, 2021 (Initial Measurement)	$91,800
Change in fair value	113,903
Fair value as of December 31, 2021	$205,703

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, other than as described in these financial statements and below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

On February 14, 2022 the Company completed its Business Combination with BCP QualTek.