Form 10-Q
period 2022-04-02
QualTek Services Inc.
filed 2022-05-17
CIK 1839412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: April 2, 2022

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-40147

QUALTEK SERVICES INC.

(Exact name of registrant as specified in its charter)

Delaware	83-3584928
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

475 Sentry Parkway E, Suite 200, Blue Bell, PA 19422

(Address of principal executive offices) (Zip Code)

(484) 804-4585

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Class A Common Stock	QTEK	The NASDAQ Stock Market LLC
Warrants	QTEKW	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒  Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☒  Yes  ☐ No

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 24,446,284 shares of Class A Common Stock, $0.0001 par value, and 26,663,575 shares of Class B Common Stock, $0.0001 par value, outstanding as of May 17, 2022.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUALTEK SERVICES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited - in thousands, except share and unit information)

	April 2, 2022	December 31, 2021
Assets
Current assets:
Cash	$180	$606
Accounts receivable, net of allowance	213,326	201,845
Inventories, net	6,585	5,409
Prepaid expenses	8,923	12,140
Other current assets	4,030	2,021
Current assets of discontinued operations	2,857	4,502
Total current assets	235,901	226,523
Property and equipment, net	52,597	50,682
Intangible assets, net	353,602	364,174
Goodwill	28,787	28,723
Other long-term assets	1,697	1,657
Total assets	$672,584	$671,759
Liabilities and Deficit
Current liabilities:
Current portion of long-term debt and capital lease obligations	$22,707	$127,375
Current portion of contingent consideration	9,373	9,299
Accounts payable	62,881	60,726
Accrued expenses	39,752	52,986
Contract liabilities	13,514	14,773
Current liabilities of discontinued operations	1,587	2,048
Total current liabilities	149,814	267,207
Capital lease obligations, net of current portion	19,793	19,851
Long-term debt, net of current portion and deferred financing fees	485,160	418,813
Contingent consideration, net of current portion	21,793	21,457
Distributions payable	—	11,409
Warrant liabilities	77	—
Tax Receivable Agreement liabilities	34,092	—
Total liabilities	710,729	738,737
Commitments and contingencies (Notes 8 and 15)
Deficit:
Class A common stock, $0.0001 par value; 500,000,000 shares authorized, 24,446,284 issued and outstanding at April 2, 2022; 0 shares authorized, issued, and outstanding at December 31, 2021	2	—
Class B common stock, $0.0001 par value; 500,000,000 shares authorized, 26,663,575 issued and outstanding at April 2, 2022; 0 shares authorized, issued, and outstanding at December 31, 2021	3	—
Class A units, 2,258,909 units authorized, issued and outstanding as of December 31, 2021	—	252,595
Accumulated deficit	(194,972)	(320,080)
Additional paid in capital	177,321	—
Noncontrolling interest	(20,499)	—
Accumulated other comprehensive income	—	507
Total deficit	(38,145)	(66,978)
Total liabilities and deficit	$672,584	$671,759

See notes to the condensed consolidated financial statements.

QUALTEK SERVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited - in thousands, except share and per share information)

	For the Three Months Ended
	April 2, 2022	April 3, 2021
Revenue	$148,161	$119,113
Costs and expenses:
Cost of revenues	132,105	103,510
General and administrative	22,141	12,527
Transaction expenses	9,268	549
Depreciation and amortization	14,766	12,622
Total costs and expenses	178,280	129,208
Loss from operations	(30,119)	(10,095)
Other income (expense):
Gain on sale/ disposal of property and equipment	1,915	190
Interest expense	(12,343)	(9,955)
Total other expense	(10,428)	(9,765)
Loss from continuing operations	(40,547)	(19,860)
Loss from discontinued operations	—	(1,389)
Net loss	(40,547)	(21,249)
Less: Net loss attributable to noncontrolling interests	(35,547)	(21,249)
Net loss attributable to QualTek Services Inc.	(5,000)	—
Other comprehensive income (loss):
Foreign currency translation adjustments	—	172
Comprehensive loss	$(5,000)	$(21,077)
Earnings per share:
	February 14, 2022 through
	April 2, 2022
Net loss per share - basic and diluted	$(0.20)
Weighted average Class A common shares outstanding - basic and diluted	22,171,350

See notes to the condensed consolidated financial statements.

QUALTEK SERVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited - in thousands, except share and unit information)

									Accumulated
									Other
	Class A Units		Class A common stock		Class B common stock		Additional Paid In	Accumulated	Comprehensive	Noncontrolling	Total
	Units	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interest	Equity (Deficit)
Balance, January 1, 2022	2,258,909	252,595	—	—	—	—	—	$(320,080)	$507	$—	(66,978)
Adoption of ASU 2020-06	—	—	—	—	—	—	(12,270)	8,861	—	—	(3,409)
Share based compensation	—	—	—	—	462,572	—	6,711	—	—	—	6,711
Business Combination	(2,258,909)	(252,595)	24,446,284	2	26,201,003	3	216,972	121,247	(507)	15,048	100,170
TRA Liability	—	—	—	—	—	—	(34,092)	—	—	—	(34,092)
Net Loss	—	—	—	—	—	—	—	(5,000)	—	(35,547)	(40,547)
Balance, April 2, 2022	—	—	24,446,284	$2	26,663,575	$3	$177,321	$(194,972)	$—	$(20,499)	$(38,145)

						Accumulated
						Other
	Preferred Units		Class A Units		Accumulated	Comprehensive	Total
	Units	Amount	Units	Amount	Deficit	Income	Equity (Deficit)
Balance, January 1, 2021	25,000	$25,000	2,005,824	$208,324	$(204,086)	$396	29,634
Issuance of class A units	—	—	150,000	15,000	—	—	15,000
Issuance of class A units – non-return	—	—	—	367	—	—	367
Beneficial conversion feature on convertible notes	—	—	—	4,946	—	—	4,946
Acquisition	—	—	10,055	2,000	—	—	2,000
Other comprehensive income	—	—	—	—	—	172	172
Net loss	—	—	—	—	(21,249)	—	(21,249)
Balance, April 3, 2021	$25,000	$25,000	$2,165,879	$230,637	$(225,335)	$568	$30,870

See notes to the condensed consolidated financial statements.

QUALTEK SERVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - in thousands)

	For the Three Months Ended
	April 2, 2022	April 3, 2021
Cash flows from operating activities:
Net loss	$(40,547)	$(21,249)
Loss from discontinued operations	—	1,389
Adjustments:
Depreciation, amortization and accretion of debt discount	14,766	13,583
Amortization of debt issuance costs	1,668	779
Share based compensation	6,711	—
Provision for bad debt expense	(1,006)	279
Gain on disposal of property and equipment	(1,915)	(190)
Changes in assets and liabilities:
Accounts receivable	(10,475)	20,070
Inventories	(1,176)	(192)
Prepaid expenses and other assets	1,374	(2,047)
Accounts payable and accrued liabilities	(8,827)	(15,397)
Contract liabilities	(1,259)	(3,806)
Net cash used in operating activities from continuing operations	(40,686)	(6,781)
Net cash provided by (used in) operating activities from discontinued operations	1,063	(561)
Net cash used in operating activities	(39,623)	(7,342)
Cash flows from investing activities:
Purchases of property and equipment	(801)	(808)
Proceeds from sale of property and equipment	2,278	221
Acquisition of businesses, net of cash acquired (see Note 4)	—	(20,059)
Net cash provided by (used in) investing activities from continuing operations	1,477	(20,646)
Cash flows from financing activities:
Repayments of line of credit, net of proceeds	(48,069)	12,688
Proceeds from convertible notes – related party	—	5,000
Proceeds from senior unsecured convertible notes	124,685	—
Repayment of long-term debt	(2,391)	(2,391)
Repayment of acquisition debt	(34,718)	—
Repayment of promissory note	(500)	—
Payments for financing fees	(8,928)	—
Payments of capital leases	(4,330)	(2,407)
Proceeds from issuance of common stock	36,948	—
Proceeds from issuance of preferred units	—	15,367
Payments for equity issuance costs	(24,999)	—
Tax distributions to members	(98)	—
Net cash provided by financing activities from continuing operations	37,600	28,257
Net cash used in financing activities from discontinued operations	—	(247)
Net cash provided by financing activities	37,600	28,010
Effect of foreign currency exchange rate (translation) on cash	(10)	(8)
Net (decrease) increase in cash	(556)	14
Cash:
Beginning of period	2,151	169
End of period	$1,595	$183
Balances included in the condensed consolidated balance sheets:
Cash	$180	$111
Cash included in current assets of discontinued operations	1,415	72
Cash at end of period	$1,595	$183
Supplemental disclosure of cash flow information:
Cash paid for:
Interest from continuing operations	$12,287	$8,154
Interest from discontinued operations	$—	$33
Non-cash investing and financing activities:
Assets acquired under capital leases from continuing operations	$5,264	$162

See notes to the condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.Nature of Business and Summary of Significant Accounting Policies

This summary of significant accounting policies of QualTek Services Inc. (f/k/a Roth CH Acquisition III Co. (“ROCR”)) (collectively with its consolidated subsidiaries, “QualTek”, the “Company”, “we”, “our”, or “us”) is presented to assist in understanding the Company’s unaudited condensed consolidated financial statements (financial statements). The financial statements and notes are the responsibility of the Company’s management, who is responsible for their integrity and objectivity.

Nature of Business: The Company is a leading provider of communication infrastructure services and renewable solutions, delivering a full suite of critical services to major telecommunications and utility customers throughout North America.

We operate in two reportable segments, which reflects the way performance is assessed and resources are allocated by our Chief Executive Officer, who is our chief operating decision maker. Our Telecom segment provides engineering, construction, installation, network design, project management, site acquisition and maintenance services to major telecommunication carriers, cable providers and utility companies in various locations in the United States. Our Renewables and Recovery Logistics segment provides businesses with continuity and disaster recovery operations as well as new fiber optic construction services and maintenance and repair services for telecommunications, renewable energy, commercial and utilities customers across the United States.

On February 14, 2022, QualTek Services Inc. closed its business combination (the “Business Combination”) with QualTek HoldCo, LLC ("QualTek HoldCo") (f/k/a BCP QualTek Holdco, LLC), a Delaware limited liability company (“BCP QualTek”) (the “Closing”), pursuant to that certain Business Combination Agreement (the “Business Combination Agreement”) dated as of June 16, 2021, by and among (i) ROCR, (ii) Roth CH III Blocker Merger Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of ROCR (“Blocker Merger Sub”), (iii) BCP QualTek Investors, LLC, a Delaware limited liability company (the “Blocker”), (iv) Roth CH III Merger Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of ROCR (“Company Merger Sub”), (v) BCP QualTek and (vi) BCP QualTek, LLC, a Delaware limited liability company, solely in its capacity as representative of the Blocker’s equityholders and BCP QualTek’s equityholders.

The cumulative value of the merger consideration in the Business Combination was $306,888 thousand. Blocker Merger Sub merged with and into the Blocker (the “Blocker Merger”), resulting in the equity interests of the Blocker being converted into the right to receive 11,924 thousand shares of Class A common stock of the Company (the “Class A Common Stock”), and the owners of such equity interests in the Blocker (the “Blocker Owners”) being entitled to such shares of Class A Common Stock at the Closing, and thereafter, the surviving blocker merged with and into ROCR, with ROCR as the surviving company (the “Buyer Merger”), resulting in the cancellation of the equity interests of the surviving blocker and ROCR directly owning all of the units of QualTek HoldCo (the “QualTek Units”) previously held by the Blocker. Immediately following the Buyer Merger, Company Merger Sub merged with and into QualTek HoldCo, with QualTek HoldCo as the surviving company (the “QualTek Merger”), resulting in (i) QualTek becoming a subsidiary of ROCR, (ii) the QualTek Units (excluding those held by the Blocker and ROCR) being converted into the right to receive 18,765 thousand shares of Class B common stock, par value $0.0001 per share (the “Class B Common Stock” and, together with the Class A Common Stock, the “Common Stock”) and the holders of QualTek Units being entitled to such shares of Class B Common Stock at the Closing, (iii) the QualTek Units held by ROCR being converted into the right to receive a number of common units of QualTek HoldCo (the “Common Units”) equal to the number of shares of Class A Common Stock issued and outstanding (i.e., 21,571 thousand QualTek Units), less the number of Common Units received in connection with the contribution described immediately below (i.e., 16,160 thousand QualTek Units). With respect to the portion of merger consideration to which the Blocker Owners and holders of QualTek Units were entitled as described above, the cumulative value of such merger consideration equaled the Equity Value. The “Equity Value” is the sum of (i) $294,319 thousand, plus (ii) the value of any Equity Interests of the Company issued as consideration for any acquisitions by the Company prior to the Closing (i.e., $10,000 thousand), plus (iii) the amount of interest accrued on that certain convertible promissory note (see Note 8-Debt and Capital Lease Obligations) in an aggregate principal amount of $30,558 thousand issued by the Company to BCP QualTek II in exchange for all of BCP QualTek II’s Class B Units. No portion of the merger consideration was paid in cash. The foregoing represents the total consideration to be paid to the Blocker Owners and holders of QualTek Units in connection with the Business Combination. The Company contributed, as a capital contribution in exchange for a portion of the QualTek Units it acquired in the QualTek Merger (i.e., 16,160 thousand QualTek Units), $161,604 thousand, representing the amount of cash available after payment of the merger consideration under the Business Combination

Agreement, which will be used by QualTek or its Subsidiaries to pay the transaction expenses under the Business Combination Agreement.

On February 14, 2022, in connection with the Closing of the Business Combination, the Company:

-	entered into an indenture (the “Indenture”) with Wilmington Trust, National Association, as trustee, and certain guarantors party thereto, including, among others, certain subsidiaries of the Company, in respect of $124,685 thousand in aggregate principal amount of senior unsecured convertible notes due 2027 (“Convertible Notes”, see Note 8-Debt and Capital Lease Obligations) that were issued to certain investors (collectively, the “Convertible Note Investors”). The Convertible Notes were purchased by the Convertible Note Investors pursuant to certain convertible note subscription agreements, dated as of February 14, 2022, between the Company and each of the Convertible Note Investors (collectively, the “Convertible Note Subscription Agreements”);
-	received $35,915 thousand in aggregate consideration from Private Investment in Public Equity (“PIPE”) Subscribers Investors in exchange for 3,989 thousand shares of Class A common stock, pursuant to PIPE Subscription Agreements (“PIPE Financing”);
-	received $1,033 thousand from ROCR at closing, comprised of $1,004 thousand from the trust account for 100 thousand shares that were not redeemed by the public shareholders and $29 thousand of cash from ROCR's closing balance sheet
-	issued 2,275 thousand shares of Class A Common Stock (“Blocker Owner Earnout Shares”) and 3,836 thousand shares of Class B Common Stock (“Earnout Voting Shares”) (collectively, the “Earnout Shares”) that are subject to certain restriction on transfer and voting and potential forfeiture pending the achievement of the earnout targets (see Note 1- Nature of Business and Summary of Significant Accounting Policies);
-	converted Convertible notes – June 2021 (see Note 8-Debt and Capital Lease Obligations) into 2,875 thousand shares of Class A common stock and 4,063 thousand shares of Class B common stock;
-	assumed 2,875 thousand Public Warrants and 102 thousand Private Placement Warrants sold by ROCR as part of its initial public offering;
-	fully repaid $34,718 thousand of acquisition debt (see Note 8-Debt and Capital Lease Obligations) plus accrued interest with the proceeds from the transaction;
-	paid down $73,000 thousand of debt associated with the line of credit (see Note 8-Debt and Capital Lease Obligations);
-	paid down $500 thousand of ROCR's promissory note; and
-	the Company, QualTek HoldCo, LLC, the TRA Holders (as defined in the Tax Receivable Agreement) and the TRA Holder Representative (as defined in the Tax Receivable Agreement) entered into the Tax Receivable Agreement. Under the terms of the Tax Receivable Agreement, the Company will be required to pay the TRA Holders 85% of the amount of savings, if any, that the Company is deemed to realize in certain circumstances as a result of certain tax attributes that exist following the Business Combination and that are created thereafter, including as a result of payments made under the Tax Receivable Agreement. Refer to Note 13-Tax Receivable Agreement regarding the disclosures of the impact of the Tax Receivable Agreement as of the Closing Date and as of April 2, 2022.

The Business Combination is accounted for as a reverse recapitalization in accordance with accounting principles generally accepted in the United States of America (“GAAP”) with QualTek HoldCo treated as the accounting acquirer. Accordingly, our consolidated financial statements represent a continuation of the financial statements of QualTek HoldCo with net assets of QualTek Services Inc. stated at historical cost. Following the closing of the Business Combination, the combined company is organized in an “Up-C” structure in which QualTek Services Inc. became the sole managing member of QualTek HoldCo and therefore, operates and controls all of the business and affairs of QualTek HoldCo. Accordingly, QualTek Services Inc. consolidates the financial results of QualTek HoldCo, and reports a non-controlling interest in its consolidated financial statements representing the economic interest in QualTek HoldCo owned by the members, other than the Blocker, of QualTek HoldCo referred to as the “Flow-Through Sellers.” As of April 2,

2022, the Company owned an economic interest of 45% in QualTek HoldCo. The remaining 55% economic interest is owned by the Flow-Through Sellers.

Summary of Significant Accounting Policies: The Company’s significant accounting policies are discussed in Note 1 to BCP QualTek HoldCo’s consolidated financial statements in the Form 8-K/A filed with the SEC on April 1, 2022. There have been no significant changes to these policies which have had a material impact on the Company’s interim unaudited consolidated financial statements and related notes during the three months ended April 2, 2022, except as noted below.

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with existing GAAP, under the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and on a basis consistent with the audited consolidated financial statements and related notes thereto of QualTek HoldCo and its wholly-owned subsidiaries as of and for the year ended December 31, 2021. The consolidated balance sheet of QualTek HoldCo as of December 31, 2021, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with such audited consolidated financial statements and related notes thereto of QualTek HoldCo and its wholly owned subsidiaries, which are included in the Company’s Form 8-K/A filed with the SEC on April 1, 2022.

These unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) that management considers necessary for a fair statement of the Company’s results of operations, comprehensive loss, financial condition, cash flows and stockholders’ equity for the interim periods presented. Interim results are not necessarily indicative of the results to be expected for the full year.

For the three months ended April 2, 2022, these unaudited condensed consolidated financial statements reflect the consolidated results of operations, comprehensive loss, cash flows and changes in equity of QualTek HoldCo and its wholly-owned subsidiaries for the period of January 1, 2022 through February 14, 2022, the Closing Date of the Business Combination, and the consolidated results of operations, comprehensive loss, cash flows and changes in stockholders’ equity of QualTek Services Inc. for the period of February 15, 2022 through April 2, 2022. The condensed consolidated balance sheet at April 2, 2022 presents the financial condition of QualTek Services Inc. and its consolidated subsidiary, QualTek HoldCo and its wholly owned subsidiaries, and reflects the initial recording of the assets and liabilities of QualTek Services Inc. at their historical cost. All intercompany balances and transactions of QualTek HoldCo prior to the Business Combination have been eliminated. All intercompany balances and transactions of QualTek Services Inc. after the Business Combination have been eliminated.

For the three months ended April 3, 2021, these unaudited condensed consolidated financial statements present the consolidated results of operations, comprehensive loss, cash flows and changes in equity of QualTek HoldCo. The consolidated balance sheet as of December 31, 2021 presents the financial condition of QualTek HoldCo and its wholly owned subsidiaries. All intercompany balances and transactions of QualTek HoldCo have been eliminated.

Principles of Consolidation: For the period of February 15, 2022 through April 2, 2022, the condensed consolidated financial statements comprise the accounts of the Company and its consolidated subsidiaries, including QualTek HoldCo. All intercompany accounts and transactions among the Company and its consolidated subsidiaries have been eliminated. For the periods subsequent to the Business Combination, the Company consolidates QualTek HoldCo and records the profits interests held in QualTek HoldCo that the Company does not own as non-controlling interests (see Note 11-Equity). All intercompany transactions and balances have been eliminated in consolidation.

For the periods prior to the Business Combination, the consolidated financial statements of the Company comprise the accounts of QualTek HoldCo and its wholly owned subsidiaries. All intercompany accounts and transactions among QualTek HoldCo and its consolidated subsidiaries were eliminated.

Emerging Growth Company: The Company is an “emerging growth company (“EGC”),” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant of these estimates and assumptions relate to the recognition of contract revenues under the cost-to-cost method of progress, fair value estimates, the allowance for doubtful accounts, long-lived assets and intangible assets, asset impairment (including goodwill and other long-lived assets), valuation of assets acquired and liabilities assumed in business combinations, acquisition-related contingent consideration, the valuation of warrants and earnouts, and the fair values of the Company’s liabilities with respect to the TRA (as defined below). These estimates are based on historical experience and various other assumptions that management believes to be reasonable under the current facts and circumstances. Actual results could differ from those estimates.

Noncontrolling Interests: The Company presents non-controlling interests as a component of equity on its consolidated balance sheets and reports the portion of its loss for non-controlling interest as net loss attributable to non-controlling interests in the consolidated statements of operations and comprehensive loss.

Income Taxes: Prior to the Business Combination, QualTek HoldCo was treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, QualTek HoldCo's taxable income and losses were passed through to and included in the taxable income of its members. Accordingly, amounts related to income taxes were zero for QualTek HoldCo prior to the Business Combination.

Following the Business Combination, the Company is subject to income taxes at the U.S. federal, state, and local levels for income tax purposes, including with respect to its allocable share of any taxable income of QualTek HoldCo.

Income taxes are accounted for using the asset and liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequence on differences between the carrying amounts of assets and liabilities and their respective tax basis, using tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is “more-likely-than-not” that some portion or all of the deferred tax assets will not be realized. The realization of the deferred tax assets is dependent on the amount of future taxable income.

Tax Receivable Agreement Liability: The tax receivable agreement (TRA) liability represents amounts payable to the Flow-through Sellers. The TRA liability is carried at a value equal to the undiscounted expected future payments due under the TRA. The Company recorded its initial estimate of future payments as an increase in TRA liability and a decrease to additional paid-in capital in the consolidated financial statements. Subsequent adjustments to the liability for future payments under the tax receivable agreement related to changes in estimated future tax rates or state income tax apportionment are recognized through current period net loss in the consolidated statements of operations and comprehensive loss.

Basic and Diluted Loss Per Share: The Company applies the two-class method for calculating and presenting loss per share, and separately presents loss per share for Class A Common Stock. Shares of Class B Common Stock do not participate in the loss of the Company. As a result, the shares of Class B Common Stock are not considered participating securities and are not included in the weighted-average shares outstanding for purposes of loss per share. The Company has issued and outstanding Earnout Shares, including the Blocker Owner Earnout Shares and Earnout Voting Shares, which are subject to forfeiture if the achievement of certain stock price thresholds are not met within five years of the Business Combination. The basic and diluted net loss per share is presented in conformity with the two-class method required for participating securities, as the Blocker Owner Earnout Shares are considered participating securities. Unvested Blocker Owner Earnout Shares will not be included in the denominator of the basic and diluted loss per share calculation until the contingent condition is met. The Earnout Voting Shares are not considered participating securities and are not included in the weighted-average shares outstanding for purposes of calculating loss per share.

Warrant Accounting: The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. The Company recorded the Public Warrants assumed as part of the Business Combination as equity (see Note 11-Equity). For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the consolidated statements of operations. The Company recorded the Private Placement Warrants assumed as part of the Business Combination as a liability. The fair value of the Private Placement Warrants (see Note 9-Warrants) was estimated using Black-Scholes call option model (see Note 10-Fair Value Measurements).

Earnout Shares: During the five-year period following the closing of the Business Combination (the “Earnout Period”), (i) if the closing sale price per share of Class A Common Stock equals or exceeds $15.00 per share for 20 trading days of any 30 consecutive trading day period, 50% of the Earnout Shares will be earned, (ii) if the closing sale price per share of Class A Common Stock equals or exceeds $18.00 per share for 20 trading days of any 30 consecutive trading day period, the remaining 50% of the Earnout Shares will be earned. Once the Earnout Shares are earned, they are no longer subject to the restrictions on transfer and voting.

The Earnout Shares are considered legally issued and outstanding shares of common stock subject to restrictions on transfer and voting and potential forfeiture pending the achievement of the earnout targets described above. The Company evaluated the Earnout Shares and concluded that they meet the criteria for equity classification under ASC 815-40. The Earnout Shares were classified in stockholders’ equity, recognized at fair value upon the closing of the Business Combination and will not be subsequently remeasured.

Convertible Instruments: In August 2020, the FASB issued ASU No. 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which is intended to reduce complexity in applying GAAP to certain financial instruments with characteristics of liabilities and equity. The guidance in ASU 2020-06 simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock. The guidance in ASC 470-20 applies to convertible instruments for which the embedded conversion features are not required to be bifurcated from the host contract and accounted for as derivatives. In addition, the amendments revise the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification. These amendments are expected to result in more freestanding financial instruments qualifying for equity classification (and, therefore, not accounted for as derivatives), as well as fewer embedded features requiring separate accounting from the host contract. The amendments in ASU 2020-06 further revise the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares.

Public business entities should apply the amendments in ASU 2020-06 for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, with early adoption permitted but no earlier than fiscal years beginning after December 15, 2020. For nonpublic business entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted but no earlier than fiscal years beginning after December 15, 2020. The Company, as an EGC, is allowed the extended transition period offered to nonpublic business entities and is not required to apply this new standard until fiscal years beginning after December 15, 2023. Adoption of the standard requires using either a modified retrospective or a full retrospective approach.

Effective January 1, 2022, the Company early adopted ASU 2020-06 using the modified retrospective method which enables entities to apply the transition requirements in this ASU at the effective date of ASU 2020-06 (rather than as of the earliest comparative period presented) with the effect of initially adopting ASU 2020-06 recognized as a cumulative-effect adjustment to accumulated deficit on the first day of the period adopted. Therefore, this transition method applies the amendments in ASU 2020-06 to outstanding financial instruments as of the beginning of the fiscal year of adoption (January 1, 2022), with the cumulative effect of the change recognized as an adjustment to the opening balance of accumulated deficit as of the date of adoption.

The Company applied ASU-2020-06 to all outstanding financial instruments as of January 1, 2022 (the date of adoption of ASU 2020-06). The Convertible Notes-June 2021 (see in Note 8-Debt and Capital Lease Obligations) issued on June 16, 2021 was the only outstanding financial instrument affected by this new accounting standard as of January 1, 2022. Therefore the application of ASU-2020-06 to this convertible note payable was used to determine the cumulative effect of the adoption of the new accounting standard (see Note 8-Debt and Capital Lease Obligations).

Transaction Costs: The Company incurred $24,999 thousand in direct and incremental costs associated with the Business Combination and PIPE Financing related to the equity issuance, consisting primarily of investment banking, legal, accounting and other professional fees, which were capitalized and charged against the proceeds of the Business Combination and PIPE Financing as a reduction of additional paid-in-capital in the accompanying unaudited condensed consolidated balance sheets in accordance with Staff Accounting Bulletin (“SAB”) Topic 5.A, Expenses of Offering. The Company also incurred $8,594 thousand of costs that were not direct and incremental costs and accordingly, were recorded in transaction expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

Recent accounting pronouncements: In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), requiring an entity to recognize assets and liabilities arising from operating leases with terms longer than 12 months. The updated standard will replace most existing lease recognition guidance in GAAP when it becomes effective. The updated standard will be effective for annual reporting periods beginning after December 15, 2021. We have adopted this standard effective January 1, 2022, for non-interim periods, with the impact resulting in the Company recognizing right-of-use assets and operating lease liabilities on our balance sheets upon adoption, which increases our total assets and liabilities.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU No. 2016-13”), which requires the measurement and recognition of expected credit losses for certain financial assets, including trade accounts receivable. ASU No. 2016-13 replaces the existing incurred loss impairment model with an expected loss model that requires the use of relevant information, including an entity’s historical experience, current conditions and other reasonable and supportable forecasts that affect collectability over the life of a financial asset. The amendments in ASU No. 2016-13 are effective for fiscal years beginning after December 15, 2022, with early adoption permitted. We are currently evaluating the impact that the adoption of this new standard will have on its financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805)—Accounting for Contract Assets and Contract Liabilities from Contracts with Customers to improve the accounting for acquired revenue contracts with customers in business combination by addressing diversity in practice and inconsistency related to (i) the recognition of an acquired contract liability and (ii) payment terms and their effect on subsequent revenue recognized by the acquirer. This amendment requires that, at acquisition date, an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“Topic 606”) as if it had originated the contracts, while also taking into account how the acquiree applied Topic 606. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. We are currently evaluating the effect that the updated standard will have on our financial statements.

Risks and uncertainties: On January 30, 2020, the World Health Organization declared the COVID-19 outbreak a “Public Health Emergency of International Concern” and on March 11, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the coronavirus include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. COVID-19 and actions taken to mitigate its spread have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates.

It is unknown how long the adverse conditions associated with the coronavirus will last and what the complete financial effect will be to the Company.

Note 2.Earnings Per Share

Prior to the Business Combination, the QualTek HoldCo membership structure included Class A Units, Preferred Class B Units, and Class P Units (only Class A Units were outstanding upon the Closing of the Business Combination). The Company analyzed the calculation of net loss per unit for periods prior to the Business Combination and determined that it resulted in values that would not be meaningful to the users of these unaudited condensed consolidated financial statements. Therefore, loss per unit information has not been presented for the three months ended April 3, 2021. The basic and diluted loss per share for the three months ended April 2, 2022 represents only the period from February 14, 2022 to April 2, 2022.

The Company calculated the basic and diluted loss per share for the period following the Business Combination under the two-class method. The Earnout Shares are considered legally issued and outstanding shares of Class A and Class B common stock, subject to restrictions on transfer and voting. The Blocker Owner Earnout Shares are entitled to receive, ratably with the other outstanding Class A common stock, dividends, and other distributions prior to vesting. The Earnout Voting Shares have only voting rights and therefore are not entitled to receive any distributions. The basic and diluted net loss per share is presented in conformity with the two-class method required for participating securities, as the Blocker Owner Earnout Shares are considered participating securities. The net loss per share amounts is the same for Class A common stock and the Blocker Owner Earnout Shares because the holders of each are legally entitled to equal per share earnings, losses, and distributions, whether through dividends or liquidation. Shares of Class B common stock do not participate in the earnings or losses of the Company and, therefore, are not participating securities. As such, a separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.

The basic loss per share was computed by dividing net loss attributable to common shareholders for the period subsequent to the Business Combination by the weighted average number of shares of Class A common stock outstanding for the same period. Diluted loss per share was computed in a manner consistent with that of basic loss per share while giving effect to all shares of potentially dilutive common stock that were outstanding during the period.

The following table presents the calculation of basic and diluted loss per share for the period from February 14, 2022 to April 2, 2022 following the Business Combination when the Company had Class A common stock outstanding (in thousands, except share and per share data):

February 14,
2022 through
April 2, 2022

Numerator:
Net loss	$(11,016)
Less: Loss attributable to noncontrolling interests	(6,016)
Net loss attributable to QualTek Services, Inc.	(5,000)
Less: Loss attributable to participating securities	(465)
Net loss attributable to Class A common shareholders, basic and diluted	$(4,535)

Denominator:
Weighted average Class A common shares outstanding	24,446,284
Less: weighted average unvested Blocker Owner Earnout Shares outstanding	(2,274,934)
Weighted average Class A common shares outstanding, basic and diluted	22,171,350

Net loss per share - basic and diluted	$(0.20)

The condensed consolidated statements of operations and comprehensive loss reflect a net loss in the period presented and therefore the effect of the following securities are not included in the calculation of diluted loss per share as including them would have had an anti-dilutive effect:

February 14,
2022 through
April 2, 2022
Excluded from the calculation (1)
Class B common stock	22,827,398
Private Placement Warrants	101,992
Public Warrants	2,874,979
Convertible Notes	12,468,500
Total potentially dilutive shares excluded from calculation	38,272,869

(1)   This table excludes Earnout Voting Shares as the earnout contingency has not been met at period end.

Note 3.Discontinued Operations

At the end of the third quarter of 2021, we suspended all operations associated with our Canadian subsidiary within the Telecom segment and disposed/abandoned the subsidiary, which ceased our foreign operations. The disposition of the Canadian subsidiary was considered a strategic shift that had a major effect on our operations and financial results. As a result of the suspension of operations, any new business with customers was terminated and remaining orders were canceled/settled.

The following table presents the aggregate carrying amounts of the classes of assets and liabilities of discontinued operations in the condensed consolidated balance sheets (in thousands):

	April 2, 2022	December 31, 2021
Carrying amounts of assets included as part of discontinued operations:
Cash	$1,415	$1,545
Accounts receivable, net of allowance	1,048	1,292
Other current assets	394	1,665
Total current assets of discontinued operations	$2,857	$4,502
Carrying amounts of liabilities included as part of discontinued operations:
Current portion of long-term debt and capital lease obligations	$14	$14
Accounts payable	247	559
Accrued expenses	1,326	1,475
Total current liabilities of discontinued operations	$1,587	$2,048

The financial results are presented as loss from discontinued operations on our condensed consolidated statements of operations and comprehensive loss. The following table presents the financial results (in thousands):

For The Three Months Ended
April 3, 2021
Revenue	$3,065
Costs and expenses:
Cost of revenues	3,848
General and administrative	81
Depreciation and amortization	493
Total costs and expenses	4,422
Loss from operations of discontinued operations	(1,357)
Other expense:
Interest expense	(32)
Loss from discontinued operations	$(1,389)

Note 4.Acquisitions

On January 26, 2021, the Company purchased 100% of the membership interests of Fiber Network Solutions, LLC (“FNS”), a Texas based company that provides new fiber optic construction services, as well as maintenance and repair services to renewable energy, commercial, and utility clientele in the United States. The overall consideration transferred was $20,059 thousand of cash and rollover equity valued at $2,000 thousand. The purchase price is subject to adjustment based upon FNS exceeding pre-determined EBITDA thresholds for the years ending 2021, 2022, 2023, and 2024, as defined in the agreement, subject to a maximum additional payment of $20,000 thousand. As of the acquisition date, the fair value of the contingent consideration was determined to be $8,200 thousand. The cash consideration was funded by the issuance of equity, as well as the issuance of convertible notes with the majority member.

On August 6, 2021, the Company acquired certain assets and liabilities from Broken Arrow Communications, Inc. (“Broken Arrow”), a New Mexico based company that provides a wide variety of services for the installation, construction, and maintenance of wireless communication facilities. The consideration transferred was $5,000 thousand of cash. The purchase price is subject to adjustment based upon Broken Arrow exceeding pre-determined crew count and EBITDA thresholds for certain markets for the 5-month period of August 2021 through December 2021 and for the year ending December 31, 2022, as defined in the agreement, subject to a maximum additional payment of $10,000 thousand. As of the acquisition date, the fair value of the contingent consideration was determined to be $7,552 thousand. The cash consideration was funded by the issuance of convertible notes in June 2021.

On August 30, 2021, the Company purchased 100% of the membership interests of Concurrent Group LLC (“Concurrent”), a Florida based company that provides construction, maintenance, and restoration services for utilities, electric membership co-ops, and municipally owned power providers. The overall consideration transferred was $13,828 thousand of cash, rollover equity valued at $6,000 thousand, and acquisition debt of $14,143 thousand. The purchase price is subject to adjustment based upon Concurrent exceeding pre-determined EBITDA thresholds for LTM periods ending in the third quarter of 2022, 2023 and 2024, as defined in the agreement, subject to a maximum additional payment of $30,000 thousand. As of the acquisition date, the fair value of the contingent consideration was determined to be $7,000 thousand. The cash consideration was funded by the issuance of convertible notes in June 2021.

On October 15, 2021, the Company purchased 100% of the membership interests of Urban Cable Technology, LLC (“Urban Cable”), a Pennsylvania based company that provides a range of services, including aerial and underground construction, engineering, multiple dwelling units wiring and rewiring, and fiber placement to broadband and telecom cable operators. The overall consideration transferred was $8,436 thousand of cash and rollover equity valued at $4,000 thousand. The purchase price is subject to adjustment based upon Urban Cable exceeding pre-determined EBITDA for the years ending 2021, 2022, 2023, and 2024, as defined in the agreement. As of the acquisition date, the fair value of the contingent consideration was determined to be $3,450 thousand. The cash consideration was funded by line of credit.

The acquisitions were recognized as business combinations with FNS reporting within our Renewables and Recovery Logistics Segment and Broken Arrow, Concurrent, and Urban Cable reporting within our Telecom Segment. The identifiable assets acquired and liabilities assumed were recorded at their estimated fair values on the acquisition dates. Goodwill resulted from expected synergies and revenue growth from combining operations with the Company.

The working capital amounts for Concurrent and Urban Cable that are provisional are subject to adjustment as the Company obtains additional information. Any adjustments to the purchase price allocation will be made as soon as practicable, but no later than one year from the acquisition date.

The following table summarizes the fair value of the assets and liabilities acquired at the date of the acquisitions (in thousands):

	FNS	Broken Arrow	Concurrent	Urban Cable
Purchase consideration:
Cash paid	$20,059	$5,000	$13,828	$8,436
Rollover equity	2,000	—	6,000	4,000
Contingent consideration	8,200	7,552	7,000	3,450
Acquisition debt	—	—	14,143	—
Due from seller	—	—	(510)	(151)
	$30,259	$12,552	$40,461	$15,735
Purchase price allocations:
Cash	$—	$—	$1,289	$185
Accounts receivable	—	5,126	8,458	3,695
Inventories	—	133	25	—
Prepaid expenses	—	94	—	14
Other current assets	—	—	10	28
Property and equipment	9,978	219	5,263	1,361
Other long-term assets	—	32	60	—
Customer relationships	17,370	5,750	22,330	10,910
Trademarks and trade names	270	80	760	340
Goodwill	8,082	5,319	8,552	799
	35,700	16,753	46,747	17,332
Accounts payable	—	(1,987)	(1,938)	(1,184)
Accrued expenses	—	(156)	(799)	(323)
Contract liabilities	—	(2,058)	(367)	—
Capital lease obligations	(5,441)	—	(3,182)	(90)
	$30,259	$12,552	$40,461	$15,735

For the period ended April 2, 2022, the Company adjusted the provisional amounts within purchase price allocation for Urban Cable, which resulted in an increase in goodwill of $64 thousand. The Company made this measurement period adjustment to reflect facts and circumstances that related to accounts payable. The changes existed at the acquisition date and did not result from intervening events subsequent to such date.

Costs incurred to affect the acquisitions and costs associated with failed transactions are recognized separately rather than included in the cost allocated to the assets acquired and liabilities assumed. Total transaction related costs of $674 thousand and $549 thousand were reflected in the condensed consolidated statements of operations and comprehensive loss for the three months ended April 2, 2022 and April 3, 2021, respectively.

Note 5.Property and Equipment

Property and equipment consisted of the following (in thousands):

	April 2,	December 31,
	2022	2021
Office furniture	$1,519	$1,382
Computers	1,905	1,856
Machinery, equipment and vehicles	17,615	17,331
Land	140	140
Building	340	340
Leasehold improvements	4,575	4,552
Software	2,343	2,320
Assets under capital lease	55,679	50,941
Construction in process	1,347	1,335
	85,463	80,197
Less: accumulated depreciation	(32,866)	(29,515)
Property and equipment, net	$52,597	$50,682

Property and equipment include assets acquired under capital leases of $55,679 thousand and $50,941 thousand and accumulated depreciation of $17,018 thousand and $14,899 thousand as of April 2, 2022 and December 31, 2021, respectively. Depreciation expense was $3,785 thousand and $2,996 thousand for the three months ended April 2, 2022 and April 3, 2021, respectively.

Note 6.Accounts Receivable, Net of Allowance, Contract Assets and Liabilities, and Customer Credit Concentration

The following provides further details on the condensed consolidated balance sheet accounts of accounts receivable, net and contract liabilities.

Accounts Receivable, Net of Allowance

Accounts receivable, net classified as current, consisted of the following (in thousands):

	April 2,	December 31,
	2022	2021
Trade accounts receivable	$65,371	$74,601
Contract assets	151,415	132,858
	216,786	207,459
Less: allowance for doubtful accounts	(3,460)	(5,614)
Accounts receivable, net	$213,326	$201,845

The Company is party to non-recourse financing arrangements in the ordinary course of business, under which certain receivables are settled with the customer’s bank in return for a nominal fee. Discount charges related to these arrangements, which are included within interest expense, totaled $206 thousand and $283 thousand for the three months ended April 2, 2022 and April 3, 2021, respectively.

Contract Assets and Liabilities

Net contract assets consisted of the following (in thousands):

	April 2,	December 31,
	2022	2021
Contract assets	$151,415	$132,858
Contract liabilities	(13,514)	(14,773)
Contract assets, net	$137,901	$118,085

The amount of revenue recognized in the three-months ended April 2, 2022 and April 3, 2021 that was previously included in contact liabilities at the beginning of the period was $7,215 thousand and $6,126 thousand, respectively.

Customer Credit Concentration

Customers whose combined amounts of accounts receivable and contract assets exceeded 10% of total combined accounts receivable and contract assets were as follows (in thousands):

	April 2, 2022		December 31, 2021
	Amounts	% of Total	Amounts	% of Total
AT&T	$60,511	27.9%	$56,280	27.1%
T-Mobile	37,557	17.3%	35,756	17.2%
Verizon	53,204	24.5%	50,218	24.2%
Total	$151,272	69.7%	$142,254	68.5%

Note 7.Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by reportable segment is as follows (in thousands):

	Renewables
	and
	Recovery
	Logistics	Telecom	Total
Goodwill as of December 31, 2021 (a)	$21,680	$7,043	$28,723
Measurement period adjustments, net	—	64	64
Goodwill as of April 2, 2022 (a)	$21,680	$7,107	$28,787
(a)	Goodwill is net of accumulated impairment charges of $89,421 thousand as of April 2, 2022 and December 31, 2021 in the Telecom segment. There have been no impairment charges within the Renewables and Recovery Logistics segment.

For the three months ended April 2, 2022 and April 3, 2021, there were no goodwill impairment charges.

Intangible Assets

Intangible assets consisted of the following (in thousands):

	April 2, 2022
	Weighted
	Average	Gross
	Remaining	carrying	Accumulated	Net carrying
	Useful Life	amount	amortization	amount
Customer relationships	9.3	$424,560	$(107,113)	$317,447
Trademarks and trade names	9.4	59,969	(23,814)	36,155
		$484,529	$(130,927)	$353,602

	December 31, 2021
	Weighted
	Average	Gross
	Remaining	carrying	Accumulated	Net carrying
	Useful Life	amount	amortization	amount
Customer relationships	9.5	$424,560	$(98,307)	$326,253
Trademarks and trade names	9.5	59,969	(22,048)	37,921
		$484,529	$(120,355)	$364,174

Amortization expense of intangible assets was $10,572 thousand and $9,397 thousand for the three months ended April 2, 2022 and April 3, 2021, respectively.

Note 8.Debt and Capital Lease Obligations

Convertible notes – related party: On June 16, 2021, the Company issued a convertible note (“Convertible Note – Related Party – June 2021”) in the aggregate principal amount of $30,568 thousand to BCP QualTek II LLC, an affiliate of its majority member, in exchange for the 25,000 thousand outstanding Preferred Class B Units (Preferred Units) and the associated accumulated preferred return. The Convertible Note – Related Party – June 2021 bears interest at an annual rate of 12.00%, which accrues and is payable together with the principal balance. The Company recorded interest expense of $489 thousand for the three months ended April 2, 2022. There was no fixed maturity date, however, cash payments were required equal to tax distributions, which the noteholder would be entitled if the Convertible Note – Related Party – June 2021 were a Preferred Unit. The Convertible Note – Related Party - June 2021 converted under its mandatory conversion provision, as defined in the agreement, upon the consummation of the Business Combination on February 14, 2022, as noted in Note 1 - Nature of Business and Summary of Significant Accounting Policies.

Convertible notes – June 2021: On June 16, 2021, the Company issued convertible promissory notes (the “Convertible Notes – June 2021”) with an aggregate principal amount of $44,400 thousand. The Convertible Notes – June 2021 did not require interest to be accrued or payable and did not have a fixed maturity date. The Convertible Notes – June 2021 converted under its mandatory conversion provision, as defined in the agreement, upon the consummation of the Business Combination on February 14, 2022, as noted in Note 1 - Nature of Business and Summary of Significant Accounting Policies. There was a beneficial conversion feature of $12,270 thousand related to the Convertible Notes – June 2021 that was amortized over the life of the notes, using the effective interest method. The notes are presented net of a discount of $3,409 thousand as of December 31, 2021 on the condensed consolidated balance sheet with accretion of $8,861 thousand for the year ended December 31, 2021.

Effective January 1, 2022, the Company early adopted ASU 2020-06 using the modified retrospective method. As a result of the adoption of ASU 2020-06, previously recognized beneficial conversion feature for the Convertible Notes – June 2021 outstanding as of January 1, 2022 was removed from additional paid-in capital and the debt discount. A cumulative impact adjustment was recorded to account for a reduction in interest expense due to a decrease in the discount, which is recognized as interest expense upon conversion of the convertible debt. Adoption of the new standard resulted in a decrease to additional paid-in capital of $12,270 thousand, an increase to convertible debt, net of $3,409 thousand, and an increase to accumulated deficit of $8,861 thousand.

Line of credit: The Company has an Asset Based Lending Credit Agreement (“Credit Agreement”) with PNC Bank, N.A. (“PNC”). Under the Credit Agreement, the Company has available a revolving credit facility in the amount of $103,500 thousand, for working capital needs and general corporate purposes. The amount the Company may borrow is limited to the lesser of the maximum available amount and the borrowing base. The borrowing base is calculated primarily as a percentage of the Company’s eligible accounts receivable, unbilled revenue and eligible inventory, as defined in the Credit Agreement. Interest on the outstanding principal amount, payable in arrears monthly, is based on either an elected Base Rate plus an applicable margin (5.00% at April 2, 2022), or an adjusted Eurodollar rate, plus an applicable margin, as defined in the agreement. On January 28, 2022, the Company executed an amendment to the Credit Agreement to temporarily increase the maximum availability of the revolving credit facility to the amount of $115,000 thousand until February 15, 2022. On February 14, 2022, the maximum availability was automatically reduced to the amount of $103,500 thousand. In connection with the Business Combination, on February 14, 2022, the Company repaid $73,000 thousand of debt associated with the line of credit. There was $54,088 thousand available under this facility as of April 2, 2022. The entire unpaid principal amount of the line of credit together with accrued and unpaid interest thereon, is due on July 18, 2023. Standby letters of credit of $5,031 thousand and $3,977 thousand, issued for our insurance carriers and in support of performance under certain contracts, were outstanding under the Credit Agreement as of April 2, 2022 and December 31, 2021, respectively.

Term loan: The Company has a Senior Secured Term Credit and Guaranty Agreement (“Term Loan”) with Citibank for $380,000 thousand. The Term Loan interest is payable either monthly or quarterly, in arrears, based on the Company’s interest election. The Company may elect either a Base Rate plus an applicable rate (8.50% at April 2, 2022), or an adjusted Eurodollar rate, plus an applicable rate (7.25% at April 2, 2022), as defined in the agreement. On a quarterly basis, the Company is required to make principal payments of $2,391 thousand with all unpaid principal and interest due at maturity on July 17, 2025. The Term Loan agreement requires an excess cash calculation, as defined in the agreement, which could result in additional required principal payments on the loan. There were no excess cash principal payments due April 2, 2022.

The obligations of QualTek under the Credit Agreement are secured (a) on a first priority basis, by liens on the ABL Priority Collateral as defined in the ABL Intercreditor Agreement (“Intercreditor Agreement”), dated as of July 18, 2018 between QualTek HoldCo, including accounts receivable and inventory and (b) on a second priority basis, by liens on the Term Priority Collateral, as defined in the Intercreditor Agreement.

The obligations of QualTek under the Term Loan are secured (a) on a first priority basis, by liens on the Term Priority Collateral and (b) on a second priority basis, by liens on the ABL Priority Collateral. Generally, Term Priority Collateral includes all assets, other than the ABL Priority Collateral, and equity interests of QualTek.

Acquisition debt: Acquisition debt consists of deferred purchase price due to the sellers from in the Recovery Logistics, Inc., Vertical Limit LLC, Vinculums Services, LLC, and Concurrent acquisitions. The interest rates range between .44% and 3.25%. The Company recorded $434 thousand and $93 thousand of interest expense for three months ended April 2, 2022 and April 3, 2021, respectively. The acquisition debt was paid in full with proceeds from the Business Combination on February 14, 2022 (see Note 1 - Nature of Business and Summary of Significant Accounting Policies).

Senior Unsecured Convertible Notes: In connection with the Business Combination, on February 14, 2022, the Company entered into an Indenture with Wilmington Trust, National Association (the “Trustee”) where the Company has issued senior unsecured convertible notes (the “Convertible Notes”) due February 15, 2027, in an aggregate principal amount of $124,685 thousand, receiving $122,191 thousand in net cash proceeds. The Convertible Notes have an original issue discount of $2,494 thousand. Further, $6,384 thousand in debt issuance costs were incurred. The total of $8,878 thousand recorded as debt discount is being amortized using the effective interest method through the maturity dates of the Convertible Notes. The Convertible Notes provide for an interest rate that is set quarterly based on gross leverage with a minimum interest rate of 9.50% per annum and up to a maximum of 11.75% per annum, with an additional interest of 2% per annum upon the occurrence of an event of default (as defined in the Indenture). Interest is payable on a quarterly basis commencing on June 15, 2022. For the three months ended April 2, 2022, the Company recorded interest expense of $1,913 thousand. As of April 2, 2022, the Convertible Notes are presented net of a debt discount of $8,656 thousand on the condensed consolidated balance sheet with accretion of $222 thousand for the three months ended April 2, 2022.

Subject to and upon compliance with the provisions of the Indenture, each holder of a Convertible Note is provided with the right, at such holder’s option, to convert all or any portion (if the portion to be converted is $1 thousand principal amount or an integral multiple thereof) of such Convertible Note at any time prior to the close of business on the second scheduled trading day immediately preceding February 15, 2027, at an initial conversion rate of 100 shares of the Company’s Class A common stock, which is equal to an initial conversion price of $10 per share (subject to adjustment as provided in the Indenture) per $1 thousand principal amount of the Convertible Note. If a fundamental change (as defined in the Indenture) occurs prior to February 15, 2027, holders of the Convertible Notes will have the right to require the Company to repurchase all or any portion of their Convertible Notes in principal amounts of $1 thousand or an integral multiple thereof, at a repurchase price equal to the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest.

The Convertible Notes may be converted by the Company any time after the two-year anniversary of the Closing of the Business Combination on February 14, 2022 (the “Company Forced Conversion Date” ) subject to the following conditions: (i) the Company’s share price trading at or above $14 for 20 out of any 30 consecutive trading days after the Company Forced Conversion Date; (ii) the holders receive a make-whole payment in the form of cash or additional shares at the time of such conversion; (iii) the 60-day average daily trading volume ending on the last trading day of the applicable exercise period being greater than or equal to $15,000 thousand; (iv) the conversion of the Convertible Notes being made on a pro-rata basis across all Convertible Note investors; and (v) the conversion of the Convertible Notes, together with all previously converted Convertible Notes, resulting in no more than 20% of the free float of the Company’s Class A Common Stock.

The Company determined that there was no derivative liability associated with the Convertible Notes under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion features would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at April 2, 2022, the conversion feature does not meet derivative classification.

The Convertible Notes have customary anti-dilution protections and customary negative covenants, including limitations on indebtedness, restricted payments, and permitted investments. As of April 2, 2022, the Company was in compliance with the covenants under the Indenture.

Debt outstanding, whose carrying value approximates fair market value due to variable interest rates based on current rates available to the Company for similar instruments, was as follows (in thousands):

	April 2,	December 31,
	2022	2021
Line of credit	$39,564	$87,633
Term loan	349,090	351,481
Acquisition debt	—	34,718
Convertible notes – related party	—	30,568
Convertible notes – June 2021	—	44,400
Senior unsecured convertible notes	124,685	—
Capital lease obligations	32,935	32,001
Less: unamortized financing fees	(9,958)	(11,354)
Less: convertible debt discount	(8,656)	(3,408)
	527,660	566,039
Less: current maturities of long-term debt	(9,564)	(115,224)
Less: current portion of capital lease obligations, net of capital lease interest	(13,143)	(12,151)
	$504,953	$438,664

Debt issuance costs are presented in the condensed consolidated balance sheets as a direct reduction from the carrying amount of long-term debt and are amortized over the term of the related debt. The Company amortized $1,668 thousand and $779 thousand for the three months ended April 2, 2022 and April 3, 2021, respectively, which is included in interest expense on the accompanying condensed consolidated statements of operations and comprehensive loss.

Note 9.Warrants

Prior to the Business Combination, ROCR issued 2,875 thousand Public Warrants and 102 thousand Private Placement Warrants (collectively, the “Warrants”). Upon the closing of the Business Combination, the Company assumed the Warrants. The Public Warrants become exercisable on 30 days after the completion of the Business Combination. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of Class A Common Stock issuable upon exercise of the warrants and a current prospectus relating to such shares of Class A Common Stock. Notwithstanding the foregoing, if there is no effective registration statement covering the shares of Class A Common Stock issuable upon exercise of the Public Warrants within 120 days following the consummation of the Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. The warrants will expire five years from the closing of the Business Combination.

Once the warrants become exercisable, the Company may redeem the Public Warrants:

-	in whole and not in part;
-	at a price of $0.01 per warrant;
-	at any time after the warrants become exercisable;

-	upon not less than 30 days’ prior written notice of redemption to each warrant holder;
-	if, and only if, the reported last sale price of the shares of Class A Common Stock equals or exceeds $18.00 per share, for any 20 trading days within a 30-day trading period commencing after the warrants become exercisable and ending on the third business day prior to the notice of redemption to warrant holders; and
-	if, and only if, there is a current registration statement in effect with respect to the shares of Class A Common Stock underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of Class A Common Stock issuable on exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the warrants will not be adjusted for issuances of shares of Class A Common Stock at a price below their respective exercise prices. Additionally, in no event will the Company be required to net cash settle the warrants.

The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the shares of Class A Common Stock issuable upon the exercise of the Private Placement Warrants were not transferable, assignable or saleable until completion of the Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are nonredeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

Note 10.Fair Value Measurements

The Company measures and reports certain financial and non-financial assets and liabilities on a fair value basis. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). GAAP specifies a three-level hierarchy that is used when measuring and disclosing fair value. The fair value hierarchy gives the highest priority to quoted prices available in active markets (i.e. observable inputs) and the lowest priority to data lacking transparency (i.e. unobservable inputs). An instrument’s categorization within the fair value hierarchy is based on the lowest level of significant inputs to its valuation. The following is a description of the three hierarchy levels.

Level 1

Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. Active markets are considered to be those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2

Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability. This category includes quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in inactive markets.

Level 3

Unobservable inputs are not corroborated by market data. This category is comprised of financial and non-financial assets and liabilities whose fair value is estimated based on internally developed models or methodologies using significant inputs that are generally less readily observable from objective sources.

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels during the three months ended April 2, 2022 and April 3, 2021.

The information following is provided to help readers gain an understanding of the relationship between amounts reported in the accompanying financial statements and the related market or fair value. The disclosures include financial instruments.

Acquisition-related contingent consideration is measured at fair value on a recurring basis using unobservable inputs such as projections of financial results and cash flows for the acquired businesses and a discount factor based on the weighted average cost of capital which fall within Level 3 of the fair value hierarchy.

As a result of the Business Combination, the Company has issued and outstanding Private Placement Warrants and Public Warrants. The Private Placement Warrants are substantially similar to the Public Warrants, but not directly traded or quoted on an active market and not subject to the redemption right under certain circumstances (see Note 9-Warrants). The Private Placement Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liability on the accompanying condensed consolidated balance sheet. As of the Closing Date and April 2, 2022, the Private Placement Warrants were valued using a Black-Scholes call option model. The Black-Scholes call option model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the Public Warrants implied volatility adjusted for the redemption feature, which is considered to be a Level 3 fair value measurement.

In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial liabilities that are required to be measured at fair value on a recurring basis at April 2, 2022 and December 31, 2021 and the related activity for the three months ended April 2, 2022 and April 3, 2021.

	Fair Value at April 2, 2022
(in thousands)	Carrying Value	Level 1	Level 2	Level 3
Financial liabilities
Contingent consideration	$31,166	$—	$—	$31,166
Warrant liability - private placement warrants	77	—	—	77
	$31,243	$—	$—	$31,243

	Fair Value at December 31, 2021
(in thousands)	Carrying Value	Level 1	Level 2	Level 3
Financial liabilities
Contingent consideration	$30,756	$—	$—	$30,756
	$30,756	$—	$—	$30,756

The following table sets forth a summary of the changes in fair value of the Company’s financial liabilities:

	Warrant	Contingent
	liability	consideration
January 1, 2022	$—	$30,756
Assumption of private placement warrants in Business Combination	77	—
Accretion	—	410
April 2, 2022	$77	$31,166

Contingent
consideration
January 1, 2021	$18,129
Acquisition (see Note 4)	8,200
Accretion	227
Reclassification to acquisition debt	(10,000)
April 3, 2021	$16,556

Note 11.Equity

QualTek HoldCo Class A Units, Preferred Class B Units, and Class P Units: Prior to the completion of the Business Combination, QualTek HoldCo’s capital structure consisted of Class A Units, Preferred Class B Units, and Class P Units (“Historical LLC Interests”, of which only Class A Units were outstanding at the Closing of the Business Combination). The Historical LLC Interests were beneficially owned as set forth below:

-	BCP QualTek Investors, LLC (the Blocker) owned a majority of QualTek HoldCo’s Class A Units;
-	BCP QualTek II, LLC owned all of QualTek HoldCo’s Preferred Class B Units; and
-	BCP QualTek Management, LLC owned all Class P Units and the remaining Class A Units.

Immediately prior to the Business Combination, management made a non-cash discretionary distribution to effectively settle all existing Class P Units in exchange for Historical LLC Interests in QualTek HoldCo. In addition, as mentioned in Note 1 - Nature of Business and Summary of Significant Accounting Policies, per the Business Combination Agreement, QualTek HoldCo issued the Convertible Note – Related Party – June 2021 (see in Note 8-Debt and Capital Lease Obligations) in an aggregate principal amount of $30,558 thousand to BCP QualTek II, LLC in exchange for all the Preferred Class B units, which automatically converted into Common Units upon closing of the Business Combination.

QualTek Services Inc. Preferred Stock: The Company is authorized to issue 1,000 thousand shares of preferred stock with a par value of $0.0001 per share. At April 2, 2022, there were no shares of preferred stock issued or outstanding.

QualTek Services Inc. Class A Common Stock: The Company is authorized to issue 500,000 thousand shares of Class A Common Stock with a par value of $0.0001 per share. At April 2, 2022, there were 24,446 thousand shares of Class A Common Stock (inclusive of 2,275 thousand shares of Blocker Owner Earnout Shares) issued and outstanding. Holders of Class A Common Stock are entitled to full economic rights, including the right to receive dividends when and if declared by the Board. Each holder of Class A Common Stock is entitled to one vote for each share of Class A Common Stock held. Upon liquidation of the Company, holders of Class A Common Stock are entitled to share ratably in all assets remaining after payment of debts and other liabilities.

QualTek Services Inc. Class B Common Stock: The Company is authorized to issue 500,000 thousand shares of Class B Common Stock with a par value of $0.0001 per share. At April 2, 2022, there were 26,664 thousand shares of Class B Common Stock (inclusive of 3,836 thousand shares of Earnout Voting Shares) issued and outstanding. Holders of Class B Common Stock do not have economic rights but are entitled to one vote for each share of Class B Common Stock held. Upon liquidation of the Company, holders are not entitled to receive any assets remaining after payment of debts and other liabilities.

Holders of Class A Common Stock and Class B Common Stock vote as a single class on all matters requiring a shareholder vote.

Non-controlling Interests: QualTek Services Inc. is the sole managing member of QualTek HoldCo and consolidates the financial results of QualTek HoldCo. The non-controlling interests balance represents the economic interest in QualTek HoldCo held by the Flow-through Sellers. The following table summarizes the ownership of QualTek HoldCo as of April 2, 2022:

		Ownership
	Common Units	Percentage
Common Units held by QualTek Services Inc.	22,171,350	45%
Common Units held by Flow-through Sellers	26,663,575	55%
Balance at end of period	48,834,925	100%

Each Common Unit corresponds to a share of Class B Common Stock. Common Unit holders share in QualTek HoldCo’s profits or loss and distributions on a pro rata basis. The Flow-through Sellers have the right to exchange their Common Units in QualTek HoldCo for shares of Class A Common Stock of QualTek Services Inc. on a one-to-one basis after the expiration of the Lock-Up Period (as defined in the QualTek HoldCo Agreement). In connection with the exercise of the exchange of the Common Units, the Flow-through Sellers will be required to surrender a number of shares of Class B Common Stock, which the Company will cancel for no consideration on a one-for-one basis with the number of Common Units so exchanged. As of April 2, 2022, no exchanges have occurred or been requested.

Public Warrants: In connection with the Business Combination, the Company assumed the Public Warrants which are recorded as a component of equity. At April 2, 2022, there were 2,875 thousand Public Warrants outstanding. Refer to Note 9-Warrants for additional information.

Earnout Shares: As discussed in Note 1 - Nature of Business and Summary of Significant Accounting Policies, the Company issued 2,275 thousand shares of Class A Common Stock (Blocker Owner Earnout Shares) and 3,836 thousand shares of Class B Common Stock (Earnout Voting Shares) that are subject to certain restriction on transfer and voting and potential forfeiture pending the achievement of the earnout targets. Blocker Owner Earnout Shares are entitled to receive, ratably with the other outstanding shares of Class A Common Stock, dividends, and other distributions prior to vesting. Earnout Voting Shares have only voting rights and therefore are not entitled to receive any distributions. Each Earnout Voting Share has a corresponding Common Unit of QualTek

HoldCo, LLC which is subject to the same vesting conditions. At April 2, 2022, the earnout targets have not been achieved and all Earnout Shares are unvested.

Note 12.Income Taxes

Prior to the Business Combination, QualTek HoldCo was treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, QualTek HoldCo’s is not subject to U.S. federal and certain state and local income taxes. Any taxable income and losses were passed through to and included in the taxable income of its members.

Following the Business Combination, the Company is subject to income taxes at the U.S. federal, state, and local levels for income tax purposes, including with respect to its allocable share of any taxable income of QualTek HoldCo.

The effective tax rate was 0% for three months ended April 2, 2022. The company, based on the consideration of the relevant positive and negative evidence available, maintained a full valuation allowance against its deferred tax assets.

The Company provides for income taxes and related accounts using the asset and liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequence on differences between the carrying amounts of assets and liabilities and their respective tax basis, using tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when it is “more-likely-than-not” that some portion or all of the deferred tax assets will not be realized. The realization of the deferred tax assets is dependent on the amount of future taxable income.

Note 13.Tax Receivable Agreement

As part of the Business Combination, the Company entered into a Tax Receivable Agreement (“TRA”). Under the terms of the TRA, the Company will be required to pay to the TRA Holders 85% of the applicable cash tax savings, if any, in the U.S. federal, state and local tax that the Company realizes or is deemed to realize in certain circumstances as a result of (i) existing tax basis in certain assets of QualTek Holdco and certain of its direct and indirect Subsidiaries allocable to the Company as a result of the acquisition of Common Units by the Company as part of the Business Combination, (ii) tax basis adjustments resulting from taxable exchanges of Common Units acquired by the Company, (iii) tax deductions in respect to portions of certain payments made under the TRA, and (iv) certain tax attributes of the Company that were acquired directly or indirectly pursuant to the Business Combination. The Company generally retains the benefit of the remaining 15% of the applicable tax savings.

The TRA liability is carried at a value equal to the undiscounted expected future payments due under the TRA. The Company recorded $34,092 thousand as an estimate of future payments as an increase in TRA liability and a decrease to additional paid-in capital in the condensed consolidated financial statements. The Company estimates it will be able to utilize some, but not all, of the tax attributes based on current tax forecasts. If there was sufficient income to utilize all tax attributes, the TRA liability would be $44,008 thousand. If subsequent adjustments to the liability for future payments occur, those changes would be recognized through current period net income (loss) in the consolidated statements of operations and comprehensive income (loss).

Note 14.Segments and Related Information

The Company manages its operation under two operating segments, which represent its two reportable segments: (1) Telecom and (2) Renewables and Recovery Logistics.

The Telecom segment performs site acquisition, engineering, project management, installation, testing, last mile installation, and maintenance solutions of communication infrastructure for telecommunication and cable providers, businesses, public venues, government facilities, and residential subscribers. The Renewables and Recovery Logistics segment derives its revenue from providing new fiber optic construction services, maintenance and repair services as well as businesses with continuity and disaster relief services to renewable energy, commercial, telecommunication and utility companies. The segment also provides business-as-usual services such as generator storage and repair and cell maintenance services.

The accounting policies of the reportable segments are the same as those described in Note 1 - Nature of Business and Summary of Significant Accounting Policies. All intercompany transactions and balances are eliminated in consolidation. Intercompany revenue and costs between entities within a reportable segment are eliminated to arrive at segment totals. Corporate results include amounts related to corporate functions such as administrative costs, professional fees, acquisition-related transaction costs and other discrete items.

We present adjusted EBITDA as the key metric used by our management to assess the operating and financial performance of our operations in order to make decisions on allocation of resources. Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management.

Summarized financial information for the Company’s reportable segments is presented and reconciled to the Company’s condensed consolidated financial information in the following tables, all of which are presented in thousands. Note the information below excludes amounts from discontinued operations.

	For The Three Months Ended
Revenue:	April 2, 2022	April 3, 2021
Telecom	$132,664	$106,480
Renewables and Recovery Logistics	15,497	12,633
Total consolidated revenue	$148,161	$119,113

	April 2,	December 31,
Total Assets:	2022	2021
Telecom	$588,755	$570,750
Renewables and Recovery Logistics	81,288	90,638
Corporate	2,541	10,371
Total consolidated assets	$672,584	$671,759

	For The Three Months Ended
Capital Expenditures:	April 2, 2022	April 3, 2021
Telecom	$5,533	$369
Renewables and Recovery Logistics	366	86
Corporate	166	515
Total consolidated capital expenditures	$6,065	$970

	For The Three Months Ended
Amortization and Depreciation:	April 2, 2022	April 3, 2021
Amortization and depreciation
Telecom	$11,661	$9,820
Renewables and Recovery Logistics	2,895	2,567
Corporate	210	235
Total consolidated amortization and depreciation	$14,766	$12,622

	For The Three Months Ended
Adjusted EBITDA Reconciliation:	April 2, 2022	April 3, 2021
Telecom adjusted EBITDA	$4,812	$4,814
Renewables and Recovery Logistics adjusted EBITDA	5,309	2,878
Corporate adjusted EBITDA	(6,094)	(3,929)
Total adjusted EBITDA	$4,027	$3,763
Less:
Management fees	126	497
Transaction expenses	9,268	549
Share based compensation	6,711	—
Depreciation and amortization	14,766	12,622
Interest expense	12,343	9,955
Integration, public company readiness and close out costs	1,360	—
Net loss from continuing operations	$(40,547)	$(19,860)

Revenue by Service Offerings

Revenue for each of the Company’s end-market services offerings is presented below:

	For The Three Months Ended
	April 2, 2022	April 3, 2021
Telecom Wireless	$94,366	$83,973
Telecom Wireline	31,431	22,507
Telecom Power	6,867	—
Renewables	2,267	2,280
Recovery Logistics	13,230	10,353
Total	$148,161	$119,113

Significant Customers

Revenue concentration information for significant customers as a percentage of total consolidated revenue was as follows (in thousands):

	For The Three Months Ended
	April 2, 2022		April 3, 2021
Customers:	Amount	% of Total	Amount	% of Total
AT&T	$55,983	38%	$60,783	51%
T-Mobile	19,183	13%	17,321	15%
Verizon	22,851	15%	17,850	15%
Total	$98,017	66%	$95,954	81%

Note 15.Commitments and Contingencies

Litigation: From time to time, we are subject to certain legal proceedings and claims arising in the ordinary course of business. These matters are subject to many uncertainties, and it is possible that some of these matters ultimately could be decided, resolved or settled in a manner that could have an adverse effect on us. Although the resolution and amount of liability cannot be predicted with certainty, it is the opinion of management, based on information available at this time, that such legal proceedings and claims are not expected to have a material effect on the Company’s financial position, results of operations, and cash flows.

Operating leases: The Company has entered into non-cancellable operating leases for various vehicles, equipment, office and warehouse facilities, which contain provisions for future rent increases or rent-free periods. The total amount of rental payments due over the lease terms is charged to rent expense on the straight-line method over the respective term of the lease. The leases expire at various dates through the year 2031. In addition, the agreements generally require the Company to pay executory costs (real estate taxes, insurance, and repairs). Rent expense totaled $3,059 thousand and $2,448 thousand for the three months ended April 2, 2022 and April 3, 2021, respectively. The Company leases six of its locations from lessors who are partially owned by certain shareowners of the Company. The rent expense related to these leases totaled $253 thousand and $168 thousand for the three months ended April 2, 2022 and April 3, 2021, respectively.

Note 16.Related Party Transactions

On July 18, 2018, the Company entered into an Advisory Services Agreement with its majority member. The agreement requires quarterly advisory fees of $125 thousand paid at the beginning of each quarter. The Company incurred $126 thousand and $497 thousand in advisory fees for the three months ended April 2, 2022 and April 3, 2021, respectively. Effective as of the date of the Business Combination, the advisory fees were suspended.

Note 17.Subsequent Events

The Company has evaluated all events that occurred through the date of this filing.

On May 13, 2022, the Company executed an amendment to the Credit Agreement with PNC that extended the maturity date from by two years from July 18, 2023 to July 17, 2025 and clarified certain provisions to exclude the payment of the earn-out obligations made in February 2022 from the proceeds from the Business Combination.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the accompanying unaudited interim consolidated financial statements and related notes. Pursuant to SEC rules for reports covering interim periods, we have prepared this analysis to enable you to assess material changes in our financial condition and results of operations since December 31, 2021, the date of our Annual Report, which should be read in conjunction with this discussion and analysis. This discussion may contain forward-looking statements based upon current expectations that involve risks, uncertainties, and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors.” Unless the context otherwise requires, references in this section to the “Company,” “we,” “us” or “our” are intended to mean the business and operations of QualTek Services Inc. and its consolidated subsidiaries.

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

We operate in two segments: (i) Telecom and (ii) Renewables & Recovery Logistics. Our Telecom segment provides engineering, construction, installation, network design, project management, site acquisition and maintenance services to major telecommunication, utility, and cable carriers in various locations in the United States. Our Renewables & Recovery Logistics segment provides businesses with continuity and disaster recovery operations as well as new fiber optic construction services to renewable energy, commercial and utilities customers across the United States.

The Transaction

On February 14, 2022, QualTek Services Inc. closed its business combination (the “Business Combination”) with QualTek HoldCo, LLC (f/k/a BCP QualTek HoldCo, LLC), a Delaware limited liability company (“BCP QualTek”) (the “Closing”), pursuant to that certain Business Combination Agreement (the “Business Combination Agreement”) dated as of June 16, 2021, by and among (i) ROCR, (ii) Roth CH III Blocker Merger Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of ROCR (“Blocker Merger Sub”), (iii) BCP QualTek Investors, LLC, a Delaware limited liability company (the “Blocker”), (iv) Roth CH III Merger Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of ROCR (“Company Merger Sub”), (v) BCP QualTek and (vi) BCP QualTek, LLC, a Delaware limited liability company, solely in its capacity as representative of the Blocker’s equity holders and BCP QualTek’s equity holders.

Pursuant to the Business Combination Agreement:

-	the cumulative value of the merger consideration was $306,888 thousand;
-	Blocker Merger Sub merged with and into the Blocker (the “Blocker Merger”), resulting in the equity interests of the Blocker being converted into the right to receive 11,924 thousand shares of Class A Common Stock under the Business Combination Agreement, and the owners of such equity interests in the Blocker (the “Blocker Owners”) being entitled to such shares of Class A Common Stock at the Closing, and thereafter, the surviving blocker merged with and into ROCR, with ROCR as the surviving company (the “Buyer Merger”), resulting in the cancellation of the equity interests of the surviving blocker and ROCR directly owning all of the units of QualTek (the “QualTek Units”) previously held by the Blocker in QualTek;
-	immediately following the Buyer Merger, Company Merger Sub merged with and into QualTek, with QualTek as the surviving company (the “QualTek Merger”), resulting in (i) QualTek becoming a subsidiary of ROCR, (ii) the QualTek Units (excluding those held by the Blocker and ROCR) being converted into the right to receive 18,765 thousand shares of Class B common stock, par value $0.0001 per share (the “Class B Common Stock” and, together with the Class A Common Stock, the “Common Stock”), under the Business Combination Agreement and the holders of QualTek Units being entitled to such shares of Class B Common Stock at the Closing, (iii) the QualTek Units held by ROCR being converted into the right to receive a number of common units of BCP QualTek (the “Common Units”) equal to the number of shares of Class A Common Stock issued and outstanding (i.e., 21,571 thousand QualTek Units), less the number of Common Units received in connection with the contribution described immediately below (i.e., 16,160 thousand QualTek Units);
-	with respect to the portion of merger consideration under the Business Combination Agreement at the Closing to which the Blocker Owners and holders of QualTek Units were entitled as described above, the cumulative value of merger consideration to which they are together entitled equals the Equity Value. The “Equity Value” is the sum of (i) $294,319 thousand, plus (ii) the value of any Equity Interests of the Company issued as consideration for any acquisitions by the Company prior to the Closing (i.e., $10,000 thousand), plus (iii) the amount of interest accrued on that certain convertible promissory note (see Note 8-Debt and Capital Lease Obligations) in an aggregate principal amount of $30,558 thousand issued by the Company to BCP QualTek II in exchange for all of BCP QualTek II’s Class B Units. No portion of the merger consideration was paid in cash. The foregoing represents the total consideration to be paid to the Blocker Owners and holders of QualTek Units in connection with the Business Combination; and
-	the Company contributed, as a capital contribution in exchange for a portion of the QualTek Units it acquired in the QualTek Merger (i.e., 16,160 thousand QualTek Units), $161,604 thousand, representing the amount of cash available after payment of the merger consideration under the Business Combination Agreement, which will be used by QualTek or its Subsidiaries to pay the transaction expenses under the Business Combination Agreement.

On February 14, 2022, in connection with the Closing of the Business Combination, the Company:

-	entered into an indenture (the “Indenture”) with Wilmington Trust, National Association, as trustee, and certain guarantors party thereto, including, among others, certain subsidiaries of the Company, in respect of $124,685 thousand in aggregate principal amount of senior unsecured convertible notes due 2027 (“Convertible Notes”, see Note 8-Debt and Capital Lease Obligation) that were issued to certain investors (collectively, the “Convertible Note Investors”). The Convertible Notes were purchased by the Convertible Note Investors pursuant to certain convertible note subscription agreements, dated as of February 14, 2022, between the Company and each of the Convertible Note Investors (collectively, the “Convertible Note Subscription Agreements”);
-	received $35,915 thousand in aggregate consideration from Private Investment in Public Equity (“PIPE”) Subscribers Investors in exchange for 3,989 thousand shares of Class A common stock, pursuant to PIPE Subscription Agreements (“PIPE Financing”);
-	received $1,033 thousand from ROCR at closing, comprised of $1,004 thousand from the trust account for 100 thousand shares that were not redeemed by the public shareholders and $29 thousand of cash from ROCR's closing balance sheet
-	issued 2,275 thousand shares of Class A Common Stock ("Blocker Owner Earnout Shares") and 3,836 thousand shares of Class B Common Stock ("Earnout Voting Shares") (collectively, the “Earnout Shares”) that are subject to certain restriction on transfer and voting and potential forfeiture pending the achievement of the earnout targets (see within Note 1-Nature of Business and Summary of Significant Accounting Policies);
-	converted Convertible notes - June 2021 (see Note 8-Debt and Capital Lease Obligations) into 2,875 thousand shares of Class A common stock and 4,063 thousand shares of Class B common stock;
-	assumed 2,875 thousand Public Warrants and 102 thousand Private Placement Warrants sold by ROCR as part of its initial public offering;
-	fully repaid $34,718 thousand of acquisition debt (see Note 8-Debt and Capital Lease Obligations) plus accrued interest with the proceeds from the transaction;
-	paid down $73,000 thousand of debt associated with the line of credit (see Note 8-Debt and Capital Lease Obligations);
-	paid down $500 thousand of ROCR's promissory note; and

-

the Company, QualTek HoldCo, the TRA Holders (as defined in the Tax Receivable Agreement) and the TRA Holder Representative (as defined in the Tax Receivable Agreement) entered into the Tax Receivable Agreement. Under the terms of the Tax Receivable Agreement, the Company will be required to pay the TRA Holders 85% of the amount of savings, if any, that the Company is deemed to realize in certain circumstances as a result of certain tax attributes that exist following the Business Combination and that are created thereafter, including as a result of payments made under the Tax Receivable Agreement. Refer to Note 13-Tax Receivable Agreement regarding the disclosures of the impact of the Tax Receivable Agreement as of the Closing Date and as of April 2, 2022.

The Business Combination is accounted for as a reverse recapitalization in accordance with US GAAP with QualTek HoldCo treated as the accounting acquirer. Accordingly, our consolidated financial statements represent a continuation of the financial statements of QualTek HoldCo with net assets of the Company stated at historical cost. Following the closing of the Business Combination, the combined company is organized in an "Up-C" structure in which the Company becomes the sole managing member of QualTek HoldCo and therefore, operates and controls all of the business and affairs of QualTek HoldCo. Accordingly, QualTek Services Inc. consolidates the financial results of QualTek HoldCo, and reports a noncontrolling interest in its consolidated financial statements representing the economic interest in QualTek HoldCo owned by the members, other than the Blocker, of QualTek HoldCo referred to as the “Flow-Through Sellers.” As of April 2, 2022, the Company owned an economic interest of 45% in QualTek HoldCo. The remaining 55% economic interest is owned by the Flow-Through Sellers.

As a consequence of the Business Combination, we became the successor to an SEC-registered and Nasdaq-listed company which required us to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting, legal and administrative resources, including increased audit and legal fees.

Key Financial and Operating Measures

We monitor the following key financial and operational metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. We believe that these financial performance metrics represent the primary drivers of value enhancement, balancing both short- and long-term indicators of increased shareholder value. These are the metrics we use to measure our results and evaluate our business. See “— Results of Operations” for further detail.

	For the Three Months Ended
(in thousands)	April 2, 2022	April 3, 2021
Revenue	$148,161	$119,113
Net loss from continuing operations	$(40,547)	$(19,860)
Adjusted EBITDA(1)	$4,027	$3,763
(1)	For further information about how we calculate EBITDA and Adjusted EBITDA as well as limitations of its use and a reconciliation of EBITDA and Adjusted EBITDA to net loss, see “— Non-GAAP Financial Measures” below.

Non-GAAP Financial Measures

In order to provide additional information regarding our financial results, we have disclosed in the table above Adjusted EBITDA, which is a non-GAAP financial measure that we calculate as our net loss before interest, taxes, depreciation and amortization, management fees, transaction expenses, integration expenses, change in fair value of contingent consideration, impairment of goodwill, loss on legal settlement, loss on extinguishment of convertible notes, public company readiness cost and certain legacy project close out costs. The reconciliation of net loss to Adjusted EBITDA is provided below.

We present Adjusted EBITDA as a key measure used by our management to assess the operating and financial performance of our operations in order to make decisions on the allocation of resources. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management.

Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider them in isolation or as a substitute for analysis of our financial results as reported under GAAP. Some of these limitations are as follows:

●	although depreciation and amortization expense are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;
●	Adjusted EBITDA does not reflect: (1) changes in, or cash requirements for, our working capital needs; (2) the potentially dilutive impact of non-cash stock-based compensation; (3) tax payments that may represent a reduction in cash available to us; or (4) net interest expense/income; and
●	other companies, including companies in our industry, may calculate Adjusted EBITDA or similarly titled measures differently, which reduces its usefulness as a comparative measure.

Because of these and other limitations, you should consider Adjusted EBITDA along with other GAAP-based financial performance measures, including net loss, cash flow metrics and our GAAP financial results.

The following table provides a reconciliation of net loss from operations to non-GAAP Adjusted EBITDA:

	For the Three Months Ended
(in thousands)	April 2. 2022	April 3, 2021
Net loss	$(40,547)	$(21,249)
Management fees	126	497
Transaction expenses	9,268	549
Share-based Compensation	6,711	—
Depreciation and amortization	14,766	12,622
Interest expense	12,343	9,955
Integration, public company readiness, and close out costs	1,360	—
Loss from discontinued operations	—	1,389
Adjusted EBITDA	$4,027	$3,763

Factors Impacting Our Performance

Our  historical financial performance and future financial performance depends on several factors that present significant opportunities but also pose risks and challenges, including those discussed below and in the section “— Risk Factors.”

Acquisitions

As part of our growth strategy, we may acquire companies that expand, complement, or diversify our business. We regularly review opportunities and periodically engage in discussions regarding possible acquisitions.

The Company completed the acquisitions of Concurrent, Broken Arrow, FNS, and Urban Cable during 2021. These acquisitions have all been accounted for in accordance with FASB ASC Topic 805, Business Combinations, and the operations of the acquired entities are included in our historical results for the periods following the closing of the acquisition. See Note 4: Acquisitions in the unaudited condensed consolidated financial statements included elsewhere in this filing.

Seasonality and Cyclical Nature of Business

Some services provided by the Company are seasonal and vary from market to market in different geographic areas. As a majority of our work is performed in an outdoor environment, adverse weather such as heavy snow or rain or extreme low temperature could affect our performance. Conversely, demand for some services within the Company’s Renewables & Recovery Logistics segment are dependent upon the occurrence of adverse weather events.

The telecommunication industry has been and likely will continue to be highly cyclical. Fluctuations in demand can be caused by many factors such as new technology adoption, need for higher bandwidth, and change in spending environments. We generally expect growth in our industry given the national roll out of 5G network and home adoption of fiber optic internet. However, the demand can be subject to volatility from factors such as our customers’ access to capital and changes in regional and global economic conditions. For instance, in 2021, we experienced delays in certain 5G rollout projects, including equipment delays, which delayed or reduced our anticipated revenue or profits from these projects. The effects of the COVID-19 pandemic could also result in greater seasonal and cyclical volatility than would otherwise exist under normal conditions. Since adverse weather events are more likely to occur in higher frequency and greater severity during winter, our first and fourth quarter results might be impacted by conditions that are out of our control.

Regulations

We are subject to many complex, overlapping local, state and federal laws, rules, regulations, policies and legal interpretations (collectively, “laws and regulations”) in the markets in which we operate. These laws and regulations govern, among other things, consumer protection, state and municipal licensing, privacy and data protection, labor and employment, competition, and marketing and communications practices, to name a few. These laws and regulations will likely have evolving interpretations and applications, and it can often be difficult to predict how such laws and regulations may be applied to our business.

COVID-19 Impact

During the COVID-19 pandemic, our services have mostly been considered essential in nature. As the situation continues to evolve, we are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, in addition to how the COVID-19 pandemic impacts our ability to provide services to our customers. As the COVID-19 pandemic is expected to continue to affect our future business activities for an unknown period of time, we believe there could be impacts to our financial performance. These impacts include lost productivity from governmental permitting approval delays, reduced crew productivity due to social distancing, other mitigation measures or other factors, the health and availability of work crews or other key personnel, including subcontractors or supply chain disruptions, and/or delayed project start dates or project shutdowns or cancellations that may be mandated or requested by governmental authorities or others, all of which could result in lower revenue or higher costs. Additionally, disruptions in economic activity as a result of the COVID-19 pandemic have had, and may continue to have, adverse effects across our end markets. To the extent that future business activities are adversely affected by the pandemic, we intend to take appropriate actions designed to mitigate these impacts. Given the uncertainty regarding the magnitude and duration of the pandemic’s effects, we are unable to predict with specificity or quantify any potential future impact on our business, financial condition and/or results of operations.

Components of Our Results of Operations

Revenue

We generate revenue from engineering, construction, installation, network design, project management, site acquisition, maintenance services, business continuity, disaster recovery operations, and fiber optic construction services in the United States.

Cost of Revenues

Cost of revenues primarily consists of labor, materials, equipment and overhead costs incurred in the services sold in the period as well as insurance costs. Labor and overhead costs consist of direct and indirect service costs, including wages and fringe benefits, and operating expenses. We expect our cost of revenues to continue to change proportionally and remain relatively flat as a percentage of revenue as we scale our business.

General and Administrative Expenses

General and administrative expenses consist primarily of payroll and related benefit costs for our employees involved in general corporate functions as well as costs associated with the use by these functions of facilities and equipment, such as rent, insurance, and other occupancy expenses. General and administrative expenses also include legal, consulting and professional fees.

Depreciation and Amortization Expenses

Depreciation and amortization expenses primarily consist of depreciation on assets under capital lease, machinery, equipment, vehicles, office furniture, computers, leasehold improvements, software, and amortization of intangible assets. We expect depreciation and amortization expenses to increase for the foreseeable future as we scale our business.

Other Expense, Net

Other expense, net, consists primarily of interest expense, loss on extinguishment of convertible notes, and gain/loss on the sale/ disposal of property and equipment.

Results of Operations

Comparison of the Three Months Ended April 2, 2022 and April 3, 2021

The following table sets forth our consolidated results of operations for the periods presented:

	For the Three Months Ended
(in thousands)	April 2, 2022	April 3, 2021	($) Change	(%) Change
Revenue	$148,161	$119,113	$29,048	24.4%
Costs and Expenses: Cost of revenues	132,105	103,510	28,595	27.6%
General and administrative (including $6,711 of share-based compensation)	22,141	12,527	9,614	76.7%
Transaction expense	9,268	549	8,719	Nm
Depreciation and amortization	14,766	12,622	2,144	17.0%
Total costs and expenses	178,280	129,208	49,072	38.0%
Loss from operations	(30,119)	(10,095)	(20,024)	198.3%
Other income (expense):
Gain on sale/disposal of property and equipment	1,915	190	1,725	807.9%
Interest expense	(12,343)	(9,955)	(2,388)	(24.0)%
Total other expense	(10,428)	(9,765)	(663)	(6.8)%
Net loss from continuing operations	(40,547)	(19,860)	(20,687)	(104.2)%
Net loss from discontinued operations	—	(1,389)	1,389	(100.0)%
Net loss	$(40,547)	$(21,249)	$(19,298)	(90.8)%

Nm – not meaningful

Comparison of the Three Months Ended April 2, 2022 and April 3, 2021

Revenue

Revenue increased $29.0 million, or 24.4%, for the three months ended April 2, 2022, compared to the three months ended April 3, 2021, driven by a $26.2 million increase in Telecom revenues primarily due to increased 5G and C-Band deployment.

Cost of Revenues

Cost of revenues increased by $28.6 million, or 27.6%, for the three months ended April 2, 2022, compared to the three months ended April 3, 2021. Telecom margin was lower than last year due to a more severe winter storm season, which was partially offset by an increase in margin in our Recovery business.

General and Administrative

General and administrative expenses increased by $9.6 million for the three months ended April 2, 2022, compared to the similar period in 2021. Of the increase, $6.7 million was related to share-based compensation triggered by the close of the Business Combination and the remaining $2.9 million was primarily due to incremental costs required of being a public company.

Transaction Expenses

Transaction expenses increased by $8.7 million for the three months ended April 2, 2022, compared to the similar period in 2021 due to the closing of the Business Combination on February 14, 2022.

Share-based Compensation

Share-based compensation was $6.7 million for the three months ended April 2, 2022, in connection with the Business Combination.

Depreciation and Amortization

Depreciation and amortization expenses increased by $2.1 million, or 17.0%, for the three months ended April 2, 2022, compared to the three months ended April 3, 2021. The increase was driven by the depreciation and amortization related to the 2021 acquisitions.

Gain on sale/disposal of property and equipment

Gain on sale/disposal of property and equipment increased by $1.7 million for the three months ended April 2, 2022, primarily due to the remarketing of vehicles during the first quarter of 2022.

Interest Expense, Net

Interest expense increased by $2.4 million, or 24.0%, for the three months ended April 2, 2022, compared to the three months ended April 3, 2021. This was due to the issuance of $124.6 million unsecured convertible notes in connection with the Business Combination as well as interest paid on acquisition debt.

Review of Operating Segments

Comparison of the Three Months Ended April 2, 2022, and the Three Months Ended April 3, 2021

	For the Three Months Ended
(in thousands)	April 2, 2022	April 3, 2021	($) Change	(%) Change
Revenue:
Telecom	$132,664	$106,480	$26,184	24.6%
Renewables & Recovery Logistics	15,497	12,633	2,864	22.7%
Total revenue	$148,161	$119,113	$29,048	24.4%
Adjusted EBITDA:
Telecom	$4,812	$4,814	$(2)	0.0%
Renewables & Recovery Logistics	5,309	2,878	2,431	84.5%
Corporate	(6,094)	(3,929)	(2,165)	(55)%
Total Adjusted EBITDA	$4,027	$3,763	$264	7.0%

Telecom

Revenue

Revenue increased by $26.2 million, or 24.6%, for the three months ended April 2, 2022, compared to the three months ended April 3, 2021. The increase was primarily due to increased 5G and C-Band deployment.

Adjusted EBITDA

Telecom Adjusted EBITDA was $4.8 million for the three months ended April 2, 2022, unchanged compared to the three months ended April 3, 2021.

Renewables and Recovery Logistics

Revenue

Revenue increased by $2.9 million, or 22.7%, for the three months ended April 2, 2022, compared to the same period in 2021. The increase was primarily driven by a higher volume recovery events in 2022.

Adjusted EBITDA

Renewables & Recovery Logistics Adjusted EBITDA increased by $2.4 million, or 84.5%, for the three months ended April 2, 2022, over the similar period in 2021. The increase was primarily driven by an increase in volume related to recovery events in the three months ended April 2, 2022.

Liquidity and Capital Resources

We have historically financed our operations primarily through cash flows generated by operations and, as needed, with borrowings under our $103.5 million revolving credit facility with PNC Bank (“PNC Facility”), and Senior Secured Term Credit Guaranty Agreement with Citibank (“Term Loan”). Our uses of cash have been primarily to fund acquisitions, for the purchase of inventory, payroll, capital expenditures, and payment of our debt obligations and related interest expense. Our most significant contractual obligation for future uses of cash is our Term Loan and the senior unsecured convertible notes. As of April 2, 2022, $349.1 million was outstanding under our Term Loan and $124.7 million senior unsecured convertible notes were outstanding. On a quarterly basis, the Company is required to make principal payments of $2.4 million plus interest with all unpaid principal and interest due at maturity on July 17, 2025, on the Term Loan and quarterly interest payments commencing June 15, 2022 on the senior unsecured convertible notes with all unpaid principal due at maturity on February 15, 2027. On April 2, 2022, we had cash of $0.2 million and net working capital of $103.8 million, and on December 31, 2021, we had cash of $0.6 million and net working capital of $78.8 million. On April 2, 2022, our net working capital had increased by $25.0 million compared to December 31, 2021, mainly as a result of timing differences resulting in higher unbilled revenues, lower accrued amounts for annual year-end activities (insurance and compensation related items) as well as lower accrued interest.

We believe that cash expected to be generated from operations and the availability of borrowings under the PNC Facility will be sufficient to fund our working capital requirements and to meet our commitments in the ordinary course of business for at least the next 12 months. For additional information on the Company’s future obligations see Note 8: Debt and Capital Lease Obligations in our unaudited condensed consolidated financial statements included elsewhere in this filing. As of April 2, 2022, we had cash of $54.1 million available under our PNC Facility.

The following table summarizes our cash flows for the periods presented:

	For the Three Months Ended
(in thousands)	April 2, 2022	April 3, 2021
Net cash used in operating activities from continuing operations	$(40,686)	$(6,781)
Net cash provided by (used in) investing activities from continuing operations	1,477	(20,646)
Net cash provided by financing activities from continuing operations	37,600	28,257
Effect of foreign currency exchange rate (translation) on cash	(10)	(8)
Net (decrease) increase in cash	$(556)	$14

Note: The following discussions related to our cash flows are presented on a continuing operations basis, which excludes the cash flows from our former operations associated with our Canadian subsidiary within the Telecom segment which are accounted for as discontinued operations. See Note 3: Discontinued Operations to the unaudited condensed consolidated financial statements included elsewhere in this filing.

Following the consummation of the Business Combination, the Company is now obligated to make payments under the Tax Receivable Agreement. The actual timing and amount of any payments that may be made under the Tax Receivable Agreement are unknown at this time and will vary based on a number of factors. For more information about these factors, see Note 13: Tax Receivable Agreement to the accompanying unaudited condensed consolidated financial statements included elsewhere in this filing. However, the Company expects that the payments that it will be required to make in connection with the Tax Receivable Agreement will be substantial. Any payments made under the Tax Receivable Agreement will generally reduce the amount of cash that might have otherwise been available to the Company. For so long as the Company is the managing member of QualTek HoldCo, the Company intends to cause QualTek HoldCo to make ordinary distributions and tax distributions to the holders of QualTek Common Units on a pro rata basis in amounts sufficient to enable the Company to cover payments under the Tax Receivable Agreement. However, QualTek HoldCo’s ability to make such distributions may be subject to various limitations and restrictions, including, but not limited to, retention of amounts necessary to satisfy the obligations of QualTek HoldCo and its subsidiaries and restrictions on distributions that would violate any applicable restrictions contained in QualTek HoldCo’s debt agreements, or any applicable law, or that would have the effect of rendering QualTek HoldCo insolvent. To the extent the Company is unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest until paid. Additionally, nonpayment for a specified period and/or under certain circumstances may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments under the Tax Receivable Agreement, which could be substantial and as a result, could have a substantial negative impact on our liquidity or financial condition.

Comparison of the Three Months Ended April 2, 2022, and the Three Months Ended April 3, 2021

Operating Activities

Cash used in the Company’s operating activities was $(40.7) million for the three months ended December April 2, 2022, compared to net cash used in operating activities of $(6.8) million for the three months ended April 3, 2021. The primary driver of this cash used in operating activities is attributed to an increase in working capital associated with our Telecom segment period over period as well as accrued transaction expense, settled at the close of the SPAC transaction.

Investing Activities

Net cash provided by the Company’s investing activities was $1.5 million for the three months ended April 2, 2022, compared with net cash used of $(20.6) million for the three months ended April 3, 2021. The primary driver of the change is attributed to cash paid related to the FNS acquisition for the prior year’s quarter.

Financing Activities

Net cash provided by the Company’s financing activities increased to $37.6 million for the three months ended April 2, 2022, compared to net cash provided by financing activities of $28.3 million for the three months ended April 3, 2021. The primary driver of the change in cash inflows is attributable to the activity related to the Business Combination that resulted in $124.7 million of proceeds from the issuance of the Senior unsecured convertible notes and the issuance of common stock partially offset by the payments to settle the acquisition related debt, equity issuance costs and the partial repayment of the line of credit.

Critical Accounting Policies and Estimates

The following is not intended to be a comprehensive list of all our accounting policies. Our significant accounting policies are more fully described in Note 1: Nature of Business and Summary of Significant Accounting Policies to the consolidated financial statements. The discussion and analysis of our financial conditions and results of operations is based on our consolidated financial statements. These statements have been prepared in accordance with GAAP. In conformity with GAAP, the preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Given that management estimates, by their nature, involve judgement regarding future uncertainties, actual results may differ from these estimates if conditions change or if certain key assumptions used in making these estimates ultimately proven to be inaccurate.

We believe the following critical accounting policies contain the more significant judgments and estimates used in the preparation of our consolidated financial statements.

●	Revenue Recognition
●	Accounts Receivable
●	Concentration of Credit Risk
●	Business Combination
●	Earnouts
●	Impairment of Goodwill and Long-Lived Assets
●	Income Taxes

Revenue Recognition

The Company recognizes revenue from contracts with customers using the five-step model prescribed in ASC 606. Revenue for engineering, construction, project management, and site acquisition services are primarily recognized by the Company over time utilizing the cost-to-cost measure of progress, which is an input method, on contracts for specific projects, and for certain master service and other service agreements. Revenue for engineering, aerial and underground construction for projects with customer-specified service requirements are primarily performed under master service agreements and other contracts that contain customer-specified service requirements. These agreements include pricing for individual tasks, including, for example, the placement of underground or aerial fiber, directional boring, and fiber splicing, each based on a specific unit of measure. Revenue is recognized over time as services are performed and customers simultaneously receive and consume the benefits provided by the Company. Output measures such as units delivered are utilized to assess progress against specific contractual performance obligations Revenue from fulfillment, maintenance, compliance, and recovery services provided to the telecommunication, cable and utility industries is recognized as the services are rendered. These services are generally performed under master or other service agreements and billed on a contractually agreed price per unit on a work order basis.

Accounts Receivable

The Company’s accounts receivable are due primarily from large telecommunications carriers, cable providers, and utility companies operating in North America and are carried at original contract amount less an estimate for uncollectible amounts based on historical experience. Contract assets represent revenue recognized for work performed in excess of amounts invoiced to customers. Management determines the allowance for doubtful receivables by regularly evaluating individual customer receivables and considering a customer’s financial conditions and current economic conditions. Accounts receivables are written off when deemed uncollectible. Recoveries of accounts receivables previously written off are recorded when received.

Concentration of Credit Risk

We have established relationships with many leading telecommunications carriers, cable providers and utility companies. For the three months ended April 2, 2022, our customer base was concentrated with the top three customers accounting for approximately 38%, 15% and 13% of our total revenues with related revenues of $56.0 million, $22.9 million and $19.2 million, respectively. These customers accounted for approximately 27.9%, 24.5%, and 17.3% of our total accounts receivables with related accounts receivable of $60.5 million, $53.2 million, and $37.6 million, respectively, as of April 2, 2022. For the year ended December 31, 2021, our customer base was concentrated with the top four customers accounting for approximately 41%, 11%, 13% and 12% of our total revenues with related revenues of $249.4 million, $69.3 million, $78.4 million and $72.6 million, respectively. Three of these four customers accounted for approximately 27.1%, 17.2% and 24.2% of our total accounts receivable with related accounts receivable of $56.3 million, $35.8 million and $50.2 million, respectively, as of December 31, 2021.

Business Combination

The Company accounts for acquired businesses using the acquisition method of accounting, which requires that any assets acquired, and liabilities assumed be at their respective fair values on the date of acquisition. Any excess between the purchase price and the fair value of acquired net assets and liabilities assumed is recognized as goodwill. The assumptions made in calculating the fair value of assets acquired and liability assumed in business combinations require several significant judgements and estimates and is subject to revision if additional information, which existed as of the date of acquisition, about the fair values become available during the measurement period of up to 12 months from the acquisition date. The Company will recognize any adjustments to preliminary amounts that are identified during the measurement period in the reporting period in which the adjustments are determined.

Impairment of Goodwill and Long-lived Assets

Goodwill represents the excess purchase price paid to acquire a business over the fair value of net assets acquired. The Company has goodwill and long-lived intangible assets that have been recorded in connection with business acquisitions. We perform our annual impairment review of goodwill and long- lived intangible assets at the reporting unit level in the fourth quarter of each year or when changes in circumstances indicate that the carrying value may not be recoverable. Such circumstances include a significant adverse change in the business climate for one of our reporting units or a decision to dispose of a reporting unit or a significant portion of a reporting unit.

We perform a qualitative assessment to test goodwill for impairment on the first day of the fourth quarter, or more frequently if events or changes in the business warrant it, by determining whether it is more likely than not (a likelihood of greater than 50%) that the fair value of a reporting unit is less than its carrying value. Qualitative factors that we consider include, but are not limited to, macroeconomics conditions, customer relations, market conditions, a significant adverse change in legal factors or in the business climate and reporting unit specific events. If, based on the qualitative assessment, we determine a quantitative assessment is necessary, we estimate the fair value of the reporting unit and compare that to its carrying value. To the extent the carrying value exceeds the fair value of a reporting unit, an impairment loss is recorded in an amount equal to that excess. Under our quantitative test, our estimate of fair value is primarily determined using a weighting of fair values derived in equal proportions from the income approach and market approach valuation methodologies. The income approach uses the discounted cash flow method, and the market approach uses the guideline company method. If any impairment exists, we record the impairment to the statement of operations in the period the impairment is recognized.

As of and for the three months ended April 2, 2022 and April 3, 2021, there were no indications that it was more likely than not that the fair value of a reporting unit was less than its carrying value. As such, there were no goodwill impairment charges. For additional information on goodwill, see Note 7: Goodwill and Intangible Assets, to our unaudited condensed consolidated financial statements included elsewhere in this document.

We review long-lived assets, which primarily includes finite-lived intangible assets and property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value. No impairments have occurred during the three months ended April 2, 2022 and April 3, 2021. For additional information on the impairment charge, see Note 7: Goodwill and Intangible Assets, to our unaudited condensed consolidated financial statements included elsewhere in this document.

Income Taxes

Prior to the Business Combination, QualTek HoldCo, is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, QualTek HoldCo's taxable income and losses were passed through to and included in the taxable income of its members. Accordingly, amounts related to income taxes were zero for QualTek HoldCo prior to the Business Combination.

Following the Business Combination, the Company is subject to income taxes at the U.S. federal, state, and local levels for income tax purposes, including with respect to its allocable share of any taxable income of QualTek HoldCo.

Income taxes are accounted for using the asset and liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequence on differences between the carrying amounts of assets and liabilities and their respective tax basis, using tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is "more-likely-than-not" that some portion or all of the deferred tax assets will not be realized. The realization of the deferred tax assets is dependent on the amount of future taxable income.

Emerging Growth Company Status

We qualify as an emerging growth company (“EGC”) pursuant to the provisions of the JOBS Act. For as long as we are an EGC, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and registration statements, exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation.

In addition, under the JOBS Act, EGCs can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We intend to take advantage of the longer phase-in periods for the adoption of new or revised financial accounting standards under the JOBS Act until we are no longer an EGC. Our election to use the phase-in periods permitted by this election may make it difficult to compare our financial statements to those of non-EGCs and other EGCs that have opted out of the longer phase-in periods permitted under the JOBS Act and who will comply with new or revised financial accounting standards. If we were to subsequently elect instead to comply with public company effective dates, such election would be irrevocable pursuant to the JOBS Act.

Recent Accounting Pronouncements

See Note 1: Nature of Business and Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements for more information.

Quantitative and Qualitative Disclosure of Market Risks

Interest Rate Risk

Our credit facilities provide a $103.5 million revolving line of credit and $380.0 million of term loan debt. The revolving line of credit bears interest at a variable rate based on either BSBY Loan or a base rate plus an applicable margin with an unused commitment fee paid quarterly. Interest on the outstanding principal amount, payable in arrears monthly, is based on either an elected Base Rate plus an applicable margin (5.00% at April 2, 2022), or an adjusted BSBY rate, plus an applicable margin, as defined in the agreement. On the term loan, the Company may elect either a Base Rate plus an applicable rate (8.50% at April 2, 2022), or an adjusted Eurodollar rate, plus an applicable rate (7.25% at April 2, 2022), as defined in the agreement. As of April 2, 2022, we had $39.6 million and $349.1 million of borrowings outstanding under the revolving facility and term loan, respectively.

Foreign Currency Exchange Risk

Our results of discontinued operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Substantially all of our revenue is generated in U.S. dollars. We have limited foreign currency risks related to our revenue and operating expenses denominated in the Canadian Dollar. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Although we have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains (losses) related to revaluing certain cash balances, trade accounts receivable balances and intercompany balances that are denominated in currencies other than the U.S. dollar, we believe such a change will not have a material impact on our results of operations. At this time, we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk.

Credit Risk

We are party to agreements providing for various financial services and transactions that contain an element of risk in the event that the counterparties are unable to meet the terms of such agreements. In such agreements, we depend on the counterparty to make payment or otherwise perform. We generally seek to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. In other circumstances, availability of financing from financial institutions may be uncertain due to market events, and we may not be able to access these financing markets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, our chief executive officer and our principal financial officer, to allow timely decisions regarding required disclosure.

As discussed elsewhere in this filing, we completed the Business Combination on February 14, 2022. Prior to the Business Combination, QualTek Services Inc. (f/k/a Roth CH Acquisition III Co.) was a special purpose acquisition company formed solely for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses.

We previously identified and disclosed in our 2021 Annual Report a material weakness in our internal control over financial reporting related to the Company's accounting for complex financial instruments and a material weakness in our internal control over financial reporting related to the Company's ability to accurately classify and record accrued expenses in the proper period. These material weaknesses did not result in a material misstatement of the Company's financial statements included in this Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2022 or in other periodic filings. Management took immediate action to remediate the material weaknesses. For the accounting for complex financial instruments, management improved this process by enhancing access to accounting literature and the identification of third-party professionals with whom to consult regarding accounting for complex financial instruments. For the controls related to the classification and recording of accrued expenses in the proper period, management replaced the staff and the processes so that it now utilizes the personnel and internal controls of QualTek HoldCo. As of April 2, 2022, the Company's management has remediated the Company's exposure to the material weaknesses related to these matters.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a 15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of April 2, 2022.

Changes in Internal Control over Financial Reporting

QualTek Services Inc. (f/k/a Roth CH Acquisition III Co.), a non-operating public shell company and legal acquirer of QualTek HoldCo, identified a material weakness in its internal control over financial reporting prior to the Business Combination related to the Company’s accounting for complex financial instruments and to the Company’s ability to accurately classify and record accrued expenses in the proper period. Management believes that the above identified material weakness in the internal control over financial reporting was remediated following the Business Combination as the disclosure controls and procedures and internal controls over financial reporting of privately held QualTek HoldCo (as the deemed accounting acquirer) became the disclosure controls and procedures and internal control over financial reporting of the combined company, and the financial reporting and accounting personnel of privately held QualTek HoldCo assumed such roles and responsibilities of the combined company.

Other than as noted above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a 15(d) or 15d 15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We know of no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which our Company or our subsidiary is a party or of which any of their property is subject. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder holding more than 5% of our shares, is an adverse party or has a material interest adverse to our or our subsidiary’s interest.

ITEM 1A. RISK FACTORS.

Except as noted below, there were no material changes to the risk factors discussed in “Risk Factors” in Part I, Item  1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on April 15, 2022.

We may be impacted by unionization or attempts to unionize by our workforce.

Our personnel may attempt, successfully or unsuccessfully, to form one or more unions. For example, recently, a union filed a petition to represent a unit of less than ten (10) employees working out of a small office operated by the Company. The outcome of any election process is uncertain. Further disruptions to or organizing efforts within our workforce could negatively impact our business, result in adverse publicity, and lead to delays in project completion. Additionally, any action against us relating to any unionized workforce could have a material adverse effect on our liquidity, cash flows and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the period covered by this Quarterly Report on Form 10-Q, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Exhibit Number	Description
10.1*

ABL Credit and Guaranty Agreement, dated as of July 18, 2018, as amended by that Seventh Amendment dated May 13, 2022, by and among QualTek Buyer, LLC, QualTek LLC, and certain of its subsidiaries, the lenders party thereto, and PNC Bank, National Association, as administrative and collateral agent (conformed copy through Seventh Amendment)

10.2*

Term Credit and Guaranty Agreement, dated as of July 18, 2018, as amended by Amendment No. 2, dated as of February 14, 2022, by and among QualTek Buyer, LLC, QualTek LLC, and certain of its subsidiaries, the lenders party thereto, and Citibank, N.A. as administrative and collateral agent (conformed copy through Amendment No. 2)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	INLINE XBRL INSTANCE DOCUMENT
101.SCH*	INLINE XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	INLINE XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*    Filed herewith.

**  Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUALTEK SERVICES INC.

/s/ Christopher S. Hisey
Christopher S. Hisey
Chief Executive Officer
(Principal Executive Officer)
Date: May 17, 2022

/s/ Adam Spittler
Adam Spittler
Principal Financial Officer
(Principal Financial and Accounting Officer)
Date: May 17, 2022