Form 10-Q
period 2022-07-02
QualTek Services Inc.
filed 2022-08-08
CIK 1839412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: July 2, 2022

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

☐  Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 24,446,284 shares of Class A Common Stock, $0.0001 par value, and 26,663,575 shares of Class B Common Stock, $0.0001 par value, outstanding as of August 8, 2022.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUALTEK SERVICES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited - in thousands, except share and per share information)

	July 2, 2022	December 31, 2021
Assets
Current assets:
Cash	$302	$606
Accounts receivable, net of allowance	243,135	201,845
Inventories, net	11,010	5,409
Prepaid expenses	8,040	12,140
Other current assets	2,625	2,021
Current assets of discontinued operations	1,498	4,502
Total current assets	266,610	226,523
Property and equipment, net	54,729	50,682
Intangible assets, net	343,052	364,174
Goodwill	28,943	28,723
Other long-term assets	1,775	1,657
Total assets	$695,109	$671,759
Liabilities and Deficit
Current liabilities:
Current portion of long-term debt and capital lease obligations	$22,925	$127,375
Current portion of contingent consideration	4,428	9,299
Accounts payable	83,010	60,726
Accrued expenses	40,484	52,986
Contract liabilities	15,344	14,773
Current liabilities of discontinued operations	32	2,048
Total current liabilities	166,223	267,207
Capital lease obligations, net of current portion	20,149	19,851
Long-term debt, net of current portion and deferred financing fees	515,120	418,813
Contingent consideration, net of current portion	22,128	21,457
Distributions payable	—	11,409
Warrant liabilities	77	—
Tax receivable agreement liabilities	34,092	—
Total liabilities	757,789	738,737
Commitments and contingencies (Notes 8 and 16)
Deficit:
Class A common stock, $0.0001 par value; 500,000,000 shares authorized, 24,446,284 issued and outstanding at July 2, 2022; 11,923,941 shares authorized, issued, and outstanding at December 31, 2021	2	1
Class B common stock, $0.0001 par value; 500,000,000 shares authorized, 26,663,575 issued and outstanding at July 2, 2022; 13,085,488 shares authorized, issued, and outstanding at December 31, 2021	3	1
Additional paid in capital	178,435	252,593
Accumulated deficit	(206,690)	(320,080)
Noncontrolling interest	(34,430)	—
Accumulated other comprehensive income	—	507
Total deficit	(62,680)	(66,978)
Total liabilities and deficit	$695,109	$671,759

See notes to the condensed consolidated financial statements.

QUALTEK SERVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited - in thousands, except share and per share information)

	For the Three Months Ended		For the Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Revenue	$184,222	$130,609	$332,383	$249,722
Costs and expenses:
Cost of revenues	164,180	111,828	296,285	215,339
General and administrative	16,637	11,396	38,778	23,923
Transaction expenses	1,320	903	10,588	1,452
Depreciation and amortization	14,794	13,023	29,560	25,645
Total costs and expenses	196,931	137,150	375,211	266,359
Loss from operations	(12,709)	(6,541)	(42,828)	(16,637)
Other income (expense):
Gain on sale/disposal of property and equipment	145	114	2,060	304
Interest expense	(13,085)	(11,227)	(25,428)	(21,138)
Loss on extinguishment of convertible notes	—	(2,436)	—	(2,436)
Total other expense	(12,940)	(13,549)	(23,368)	(23,270)
Loss from continuing operations	(25,649)	(20,090)	(66,196)	(39,907)
Loss from discontinued operations	—	(1,740)	—	(3,129)
Net loss	(25,649)	(21,830)	(66,196)	(43,036)
Less: Net loss attributable to noncontrolling interests	(13,931)	—	(49,478)	—
Net loss attributable to QualTek Services Inc.	(11,718)	(21,830)	(16,718)	(43,036)
Other comprehensive income:
Foreign currency translation adjustments	—	(13)	—	172
Comprehensive loss	$(11,718)	$(21,843)	$(16,718)	$(42,864)
Earnings per share:
	Three months ended	Three months ended	February 14, 2022	Six months ended
	July 2, 2022	July 3, 2021	through July 2, 2022	July 3, 2021
Net loss per share - continuing operations - basic	$(0.48)	$(1.75)	$(0.68)	$(3.52)
Net loss per share - continuing operations - diluted	$(0.50)	$(1.75)	$(0.71)	$(3.52)
Net loss per share - discontinued operations - basic and diluted	$—	$(0.15)	$—	$(0.27)
Weighted average Class A common shares outstanding - basic	22,171,350	11,923,941	22,171,350	11,797,013
Weighted average Class A common shares outstanding - diluted	—	11,923,941	—	11,797,013
Weighted average Class A and B common shares outstanding - diluted	44,998,748	—	44,998,748	—

See notes to the condensed consolidated financial statements.

QUALTEK SERVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited - in thousands, except share information)

							Accumulated
							Other
	Class A Shares		Class B Shares		Additional Paid-In-	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interest	Equity (Deficit)
Balance, January 1, 2022	11,923,941	$1	13,085,488	$1	$252,593	$(320,080)	$507	$—	$(66,978)
Adoption of ASU 2020-06	—	—	-	—	(12,270)	8,861	—	—	(3,409)
Share based compensation	—	—	462,572	—	6,711	—	—	—	6,711
Business Combination	12,522,343	1	13,115,515	2	(35,621)	121,247	(507)	15,048	100,170
Tax receivable agreement liability	—	—	—	—	(34,092)	—	—	—	(34,092)
Net loss	—	—	—	—	-	(5,000)	—	(35,547)	(40,547)
Balance, April 2, 2022	24,446,284	$2	26,663,575	$3	$177,321	$(194,972)	$—	$(20,499)	(38,145)
Share based compensation	—	—	—	—	1,114	—	—	—	1,114
Net loss	—	—	—	—	—	(11,718)	—	(13,931)	(25,649)
Balance, July 2, 2022	24,446,284	$2	26,663,575	$3	$178,435	$(206,690)	$—	$(34,430)	$(62,680)

									Accumulated
									Other
	Preferred Shares		Class A Shares		Class B Shares		Additional Paid-in-	Accumulated	Comprehensive	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity (Deficit)
Balance, January 1, 2021	25,000	$25,000	10,989,751	$1	11,173,776	$1	$208,322	$(204,086)	$396	$29,634
Issuance of Common Stock	—	—	934,190	—	683,344	—	15,000	—	—	15,000
Issuance of Common Stock - non-return	—	—	—	—	—	—	367	—	—	367
Beneficial conversion feature on convertible notes	—	—	—	—	—	—	4,946	—	—	4,946
Acquisition (see Note 4)	—	—	—	—	176,978	—	2,000	—	—	2,000
Other comprehensive income	—	—	—	—	—	—	—	—	172	172
Net loss	—	—	—	—	—	—	—	(21,206)	—	(21,206)
Balance, April 3, 2021	25,000	$25,000	11,923,941	$1	12,034,098	$1	$230,635	$(225,292)	$568	$30,913
Beneficial conversion feature on convertible notes	—	—	—	—	—	—	11,958	—	—	11,958
Paid in kind preferred share distribution	—	5,568	—	—	—	—	—	(5,568)	—	—
Preferred shares exchanged for convertible notes	(25,000)	(30,568)	—	—	—	—	—	—	—	(30,568)
Net loss	—	—	—	—	—	—	—	(21,830)	—	(21,830)
Balance, July 3, 2021	—	$—	11,923,941	$1	12,034,098	$1	$242,593	$(252,690)	$568	$(9,527)

See notes to the condensed consolidated financial statements.

QUALTEK SERVICES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - in thousands)

	For the Six Months Ended
	July 2, 2022	July 3, 2021
Cash flows from operating activities:
Net loss	$(66,196)	$(43,036)
Loss from discontinued operations	—	3,129
Adjustments:
Depreciation, amortization and accretion of debt discount	29,560	28,525
Loss on extinguishment of convertible notes	—	2,436
Amortization of debt issuance costs	2,945	1,682
Share based compensation	7,825	—
Provision for bad debt expense	(879)	782
Gain on disposal of property and equipment	(2,060)	(304)
Changes in assets and liabilities:
Accounts receivable	(40,409)	17,931
Inventories	(5,601)	352
Prepaid expenses and other assets	3,584	(3,319)
Accounts payable and accrued liabilities	11,927	(17,809)
Contract liabilities	571	(2,526)
Net cash used in operating activities from continuing operations	$(58,733)	$(12,157)
Net cash used in operating activities from discontinued operations	—	(1,774)
Net cash used in operating activities	$(58,733)	$(13,931)
Cash flows from investing activities:
Purchases of property and equipment	(2,593)	(1,569)
Proceeds from sale of property and equipment	2,531	420
Acquisition of businesses, net of cash acquired (see Note 4)	—	(20,059)
Net cash used in investing activities from continuing operations	$(62)	$(21,208)
Net cash used in investing activities	$(62)	$(21,208)
Cash flows from financing activities:
Proceeds from line of credit	351,173	291,673
Repayment of line of credit	(373,100)	(266,566)
Proceeds from convertible notes – related party	—	44,400
Proceeds from senior unsecured convertible notes	124,685	—
Repayment of long-term debt	(4,782)	(4,782)
Repayment of acquisition debt	(34,718)	—
Repayment of promissory note	(500)	—
Payments for financing fees	(8,928)	(2,220)
Payments of capital leases	(7,955)	(4,610)
Proceeds from issuance of common stock	36,948	—
Proceeds from issuance of preferred units	—	15,367
Payments for equity issuance costs	(24,999)	—
Tax distributions to members	(128)	—
Net cash provided by financing activities from continuing operations	$57,696	$73,262
Net cash used in financing activities from discontinued operations	(14)	(482)
Net cash provided by financing activities	$57,682	$72,780
Effect of foreign currency exchange rate (translation) on cash	(310)	(13)
Net (decrease) increase in cash	$(1,423)	$37,628
Cash:
Beginning of period	2,151	169
End of period	$728	$37,797
Balances included in the condensed consolidated balance sheets:
Cash	$302	$37,218
Cash included in current assets of discontinued operations	426	579
Cash at end of period	$728	$37,797
Supplemental disclosure of cash flow information:
Cash paid for:
Interest from continuing operations	$24,646	$16,142
Interest from discontinued operations	$—	$33
Non-cash investing and financing activities:
Assets acquired under capital leases from continuing operations	$9,463	$162

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

The cumulative value of the merger consideration in the Business Combination was $306,888 thousand. Blocker Merger Sub merged with and into the Blocker (the “Blocker Merger”), resulting in the equity interests of the Blocker being converted into the right to receive 11,924 thousand shares of Class A common stock of the Company (the “Class A Common Stock”), and the owners of such equity interests in the Blocker (the “Blocker Owners”) being entitled to such shares of Class A Common Stock at the Closing, and thereafter, the surviving blocker merged with and into ROCR, with ROCR as the surviving company (the “Buyer Merger”), resulting in the cancellation of the equity interests of the surviving blocker and ROCR directly owning all of the units of QualTek HoldCo (the “QualTek Units”) previously held by the Blocker. Immediately following the Buyer Merger, Company Merger Sub merged with and into QualTek HoldCo, with QualTek HoldCo as the surviving company (the “QualTek Merger”), resulting in (i) QualTek HoldCo becoming a subsidiary of ROCR, (ii) the QualTek Units (excluding those held by the Blocker and ROCR) being converted into the right to receive 18,765 thousand shares of Class B common stock, par value $0.0001 per share (the “Class B Common Stock” and, together with the Class A Common Stock, the “Common Stock”) and the holders of QualTek Units being entitled to such shares of Class B Common Stock at the Closing, (iii) the QualTek Units held by ROCR being converted into the right to receive a number of common units of QualTek HoldCo (the “Common Units”) equal to the number of shares of Class A Common Stock issued and outstanding (i.e., 21,571 thousand QualTek Units), less the number of Common Units received in connection with the contribution described immediately below (i.e., 16,160 thousand QualTek Units). With respect to the portion of merger consideration to which the Blocker Owners and holders of QualTek Units were entitled as described above, the cumulative value of such merger consideration equaled the Equity Value. The “Equity Value” is the sum of (i) $294,319 thousand, plus (ii) the value of any Equity Interests of the Company issued as consideration for any acquisitions by the Company prior to the Closing (i.e., $10,000 thousand), plus (iii) the amount of interest accrued on that certain convertible promissory note (see Note 8-Debt and Capital Lease Obligations) in an aggregate principal amount of $30,558 thousand issued by the Company to BCP QualTek II in exchange for all of BCP QualTek II’s Class B Units. No portion of the merger consideration was paid in cash. The foregoing represents the total consideration to be paid to the Blocker Owners and holders of QualTek Units in connection with the Business Combination. The Company contributed, as a capital contribution in exchange for a portion of the QualTek Units it acquired in the QualTek Merger (i.e., 16,160 thousand QualTek Units), $161,604 thousand, representing the amount of cash available after payment of the merger consideration under the Business Combination Agreement, which was used in part by QualTek or its Subsidiaries to pay the transaction expenses under the Business Combination Agreement.

On February 14, 2022, in connection with the Closing of the Business Combination, the Company:

-	entered into an indenture (the “Indenture”) with Wilmington Trust, National Association, as trustee, and certain guarantors party thereto, including, among others, certain subsidiaries of the Company, in respect of $124,685 thousand in aggregate principal amount of senior unsecured convertible notes due 2027 (“Convertible Notes”, see Note 8-Debt and Capital Lease Obligations) that were issued to certain investors (collectively, the “Convertible Note Investors”). The Convertible Notes were purchased by the Convertible Note Investors pursuant to certain convertible note subscription agreements, dated as of February 14, 2022, between the Company and each of the Convertible Note Investors (collectively, the “Convertible Note Subscription Agreements”);
-	received $35,915 thousand in aggregate consideration from Private Investment in Public Equity (“PIPE”) Subscribers Investors in exchange for 3,989 thousand shares of Class A common stock, pursuant to PIPE Subscription Agreements (“PIPE Financing”);
-	received $1,033 thousand from ROCR at closing, comprised of $1,004 thousand from the trust account for 100 thousand shares that were not redeemed by the public shareholders and $29 thousand of cash from ROCR's closing balance sheet
-	issued 2,275 thousand shares of Class A Common Stock (“Blocker Owner Earnout Shares”) and 3,836 thousand shares of Class B Common Stock (“Earnout Voting Shares”) (collectively, the “Earnout Shares”) that are subject to certain restriction on transfer and voting and potential forfeiture pending the achievement of the earnout targets (see Note 1- Nature of Business and Summary of Significant Accounting Policies);
-	converted Convertible notes – June 2021 (see Note 8-Debt and Capital Lease Obligations) into 2,875 thousand shares of Class A common stock and 4,063 thousand shares of Class B common stock;
-	assumed 2,875 thousand Public Warrants and 102 thousand Private Placement Warrants sold by ROCR as part of its initial public offering;
-	fully repaid $34,718 thousand of acquisition debt (see Note 8-Debt and Capital Lease Obligations) plus accrued interest with the proceeds from the transaction;
-	paid down $73,000 thousand of debt associated with the line of credit (see Note 8-Debt and Capital Lease Obligations);
-	paid down $500 thousand of ROCR's promissory note; and
-	pursuant to the Tax Receivable Agreement (“TRA”) entered into by and between the Company, QualTek HoldCo, LLC, the TRA Holders (as defined in the TRA) and the TRA Holder Representative (as defined in the TRA), the Company will be required to pay the TRA Holders 85% of the amount of savings, if any, that the Company is deemed to realize in certain circumstances as a result of certain tax attributes that exist following the Business Combination and that are created thereafter, including as a result of payments made under the TRA. Refer to Note 14-Tax Receivable Agreement regarding the disclosures of the impact of the TRA as of the Closing Date and as of July 2, 2022.

The Business Combination is accounted for as a reverse recapitalization in accordance with accounting principles generally accepted in the United States of America (“GAAP”) with QualTek HoldCo treated as the accounting acquirer. Accordingly, our consolidated financial statements represent a continuation of the financial statements of QualTek HoldCo with net assets of QualTek Services Inc. stated at historical cost. Following the closing of the Business Combination, the combined company is organized in an “Up-C” structure in which QualTek Services Inc. became the sole managing member of QualTek HoldCo and therefore, operates and controls all of the business and affairs of QualTek HoldCo. Accordingly, QualTek Services Inc. consolidates the financial results of QualTek HoldCo, and reports a non-controlling interest in its consolidated financial statements representing the economic interest in QualTek HoldCo owned by the members, other than the Blocker, of QualTek HoldCo  referred to as the “Flow-Through Sellers.” As of July 2, 2022, the Company owned an economic interest of approximately 45% in QualTek HoldCo. The remaining approximately 55% economic interest is owned by the Flow-Through Sellers.

Summary of Significant Accounting Policies: The Company’s significant accounting policies are discussed in Note 1 to BCP QualTek HoldCo’s consolidated financial statements in the Form 8-K/A filed with the SEC on April 1, 2022. There have been no significant changes to these policies which have had a material impact on the Company’s interim unaudited consolidated financial statements and related notes during the three and six months ended July 2, 2022, except as noted below.

Stock-Based Compensation: The Company provides the QualTek Services Inc. 2022 Long-Term Incentive Plan (the “LTIP”), which was adopted by the board of directors and was approved by the Company’s stockholders on February 14, 2022. The Company measures all stock-based awards granted to employees based on the fair value on the date of grant in accordance with ASC Topic 718, Compensation - Stock Compensation (“ASC 718”). Compensation expense of those awards is recognized over the requisite service period, which is generally the vesting period of the respective award. Generally, the Company issues awards with service-only vesting conditions and records the expense using the straight-line method. The Company accounts for forfeitures as they occur. The Company uses the Black-Scholes option-pricing model to determine the fair value of its option awards at the time of grant. The Company classifies stock-based compensation expense in its unaudited condensed consolidated statements of operations in the same manner in which the award recipient’s payroll costs are classified.

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with existing GAAP, under the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and on a basis consistent with the audited consolidated financial statements and related notes thereto of QualTek HoldCo and its wholly-owned subsidiaries as of and for the year ended December 31, 2021, except the shares and corresponding equity amounts and loss per share related to QualTek Services Inc.’s Class A Units prior to the Business Combination have been retroactively restated to reflect the post-combination Common Stock capital structure. The consolidated balance sheet of QualTek HoldCo as of December 31, 2021, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with such audited consolidated financial statements and related notes thereto of QualTek HoldCo and its wholly-owned subsidiaries, which are included in the Company’s Form 8-K/A filed with the SEC on April 1, 2022. As a result of the Business Combination, the shares and corresponding equity amounts and loss per share related to QualTek Services Inc’s Class A Units prior to the Business Combination have been retroactively restated to reflect the post-combination Common Stock capital structure. The retrospective restatement had no effect on the reported results of operations.

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

For the six months ended July 2, 2022, these unaudited condensed consolidated financial statements reflect the consolidated results of operations, comprehensive loss, cash flows and changes in equity of QualTek HoldCo and its wholly-owned subsidiaries for the period of January 1, 2022 through February 14, 2022, the Closing Date of the Business Combination, and the consolidated results of operations, comprehensive loss, cash flows and changes in stockholders’ equity of QualTek Services Inc. for the period of February 14, 2022 through July 2, 2022. The condensed consolidated balance sheet at July 2, 2022 presents the financial condition of QualTek Services Inc. and its consolidated subsidiary, QualTek HoldCo and its wholly-owned subsidiaries, and reflects the initial recording of the assets and liabilities of QualTek Services Inc. at their historical cost. All intercompany balances and transactions of QualTek HoldCo prior to the Business Combination have been eliminated. All intercompany balances and transactions of QualTek Services Inc. after the Business Combination have been eliminated.

For the three and six months ended July 3, 2021, these unaudited condensed consolidated financial statements present the consolidated results of operations, comprehensive loss, cash flows and changes in equity of QualTek HoldCo. The consolidated balance sheet as of December 31, 2021 presents the financial condition of QualTek HoldCo and its wholly-owned subsidiaries. All intercompany balances and transactions of QualTek HoldCo have been eliminated.

Principles of Consolidation: For the period of February 14, 2022 through July 2, 2022, the condensed consolidated financial statements comprise the accounts of the Company and its consolidated subsidiaries, including QualTek HoldCo. All intercompany accounts and transactions among the Company and its consolidated subsidiaries have been eliminated. For the periods subsequent to the Business Combination, the Company consolidates QualTek HoldCo and records the profits interests held in QualTek HoldCo that the Company does not own as non-controlling interests (see Note 11-Equity). All intercompany transactions and balances have been eliminated in consolidation.

For the periods prior to the Business Combination, the consolidated financial statements of the Company comprise the accounts of QualTek HoldCo and its wholly-owned subsidiaries. All intercompany accounts and transactions among QualTek HoldCo and its consolidated subsidiaries were eliminated.

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

Further, Section 102(b)(l) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an EGC, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an EGC nor an EGC which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates: The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant of these estimates and assumptions relate to the recognition of contract revenues under the cost-to-cost method of progress, fair value estimates, the allowance for doubtful accounts, long-lived assets and intangible assets, asset impairment (including goodwill and other long-lived assets), valuation of assets acquired and liabilities assumed in business combinations, acquisition-related contingent consideration, the valuation of warrants and earnouts, and the fair values of the Company’s liabilities with respect to the TRA (as defined below). These estimates are based on historical experience and various other assumptions that management believes to be reasonable under the current facts and circumstances. Actual results could differ from those estimates.

Noncontrolling Interests: The Company presents non-controlling interests as a component of equity on its unaudited condensed consolidated balance sheets and reports the portion of its loss for non-controlling interest as net loss attributable to non-controlling interests in the unaudited condensed consolidated statements of operations and comprehensive loss.

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

Following the Business Combination, the Company is subject to income taxes at the U.S. federal, state, and local levels for income tax purposes, including with respect to its allocable share of any taxable income and other separately stated items of QualTek HoldCo.

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

Tax Receivable Agreement Liability: The TRA liability represents amounts payable to the Flow-through Sellers. The TRA liability is carried at a value equal to the undiscounted expected future payments due under the TRA. The Company recorded its initial estimate of future payments as an increase in TRA liability and a decrease to additional paid-in capital in the consolidated financial statements. Subsequent adjustments to the liability for future payments under the TRA related to changes in estimated future tax rates or state income tax apportionment are recognized through current period net loss in the consolidated statements of operations and comprehensive loss.

Basic and Diluted Loss Per Share: The Company applies the two-class method for calculating and presenting loss per share, and separately presents loss per share for Class A Common Stock. Shares of Class B Common Stock do not participate in the loss of the Company. As a result, the shares of Class B Common Stock are not considered participating securities and are not included in the weighted-average shares outstanding for purposes of loss per share. The Company has issued and outstanding Earnout Shares, including the Blocker Owner Earnout Shares and Earnout Voting Shares, which are subject to forfeiture if the achievement of certain stock price thresholds are not met within five years of the Business Combination. The basic and diluted net loss per share is presented in conformity with the two-class method required for participating securities, as the Blocker Owner Earnout Shares are considered participating securities. Unvested Blocker Owner Earnout Shares will not be included in the denominator of the basic and diluted loss per share calculation until the contingent condition is met. The Earnout Voting Shares are not considered participating securities and are not included in the weighted-average shares outstanding for purposes of calculating loss per share. As a result of the Business Combination, the shares and corresponding equity amounts and loss per share related to the Company’s Class A Units prior to the Business Combination have been retroactively restated to reflect the post-combination Common Stock capital structure.

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

Convertible Instruments: In August 2020, the FASB issued ASU No. 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which is intended to reduce complexity in applying GAAP to certain financial instruments with characteristics of liabilities and equity. The guidance in ASU 2020-06 simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock. The guidance in ASC 470-20 applies to convertible instruments for which the embedded conversion features are not required to be bifurcated from the host contract and accounted for as derivatives. In addition, the amendments revise the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification. These amendments are expected to result in more freestanding financial instruments qualifying for equity classification (and, therefore, not accounted for as derivatives), as well as fewer embedded features requiring separate accounting from the host contract. The amendments in ASU 2020-06 further revise the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (“EPS”) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares.

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

Note 2.Earnings Per Share

Prior to the Business Combination, the QualTek HoldCo membership structure included Class A Units, Preferred Class B Units, and Class P Units with only Class A Units outstanding upon the Closing of the Business Combination. The Company analyzed the calculation of net loss per unit for periods prior to the Business Combination and determined that it resulted in values that would not be meaningful to the users of these unaudited condensed consolidated financial statements. Therefore, loss per unit information has not been presented for the three months ended April 3, 2021. The basic and diluted loss per share for the six months ended July 2, 2022 represents only the period from February 14, 2022 to July 2, 2022.

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

The following tables present the calculation of basic and diluted loss per share for the three months ended July 2, 2022 and for the period from February 14, 2022 to July 2, 2022 following the Business Combination when the Company had Class A common stock outstanding (in thousands, except share and per share data):

Basic:
	Three months ended	February 14, 2022 through
	July 2, 2022	July 2, 2022

Numerator:
Net loss	$(25,649)	$(36,593)
Less: Loss attributable to noncontrolling interests	(13,931)	(19,947)
Net loss attributable to QualTek Services, Inc.	(11,718)	(16,646)
Less: Loss attributable to participating securities	(1,084)	(1,549)
Net loss attributable to Class A common shareholders, basic	$(10,634)	$(15,097)

Denominator:
Weighted average Class A common shares outstanding	24,446,284	24,446,284
Less: weighted average unvested Blocker Owner Earnout Shares outstanding	(2,274,934)	(2,274,934)
Weighted average Class A common shares outstanding, basic	22,171,350	22,171,350

Net loss per share - basic	$(0.48)	$(0.68)

Diluted:
	Three months ended	February 14, 2022 through
	July 2, 2022	July 2, 2022

Numerator:
Net loss	$(25,649)	$(36,593)
Less: Loss attributable to noncontrolling interests	(2,009)	(2,875)
Net loss attributable to Class A and B common shareholders, diluted	(23,640)	(33,718)
Less: Loss attributable to participating securities	(1,134)	(1,622)
Net loss attributable to Class A common shareholders, diluted	$(22,506)	$(32,096)

Denominator:
Weighted average Class A common shares outstanding	24,446,284	24,446,284
Less: weighted average unvested Blocker Owner Earnout Shares outstanding	(2,274,934)	(2,274,934)
Add: Weighted-average Class B common shares if converted to Class A common shares outstanding (excluding Earnout Voting shares)	22,827,398	22,827,398
Weighted average Class A and B common shares outstanding, diluted	44,998,748	44,998,748

Net loss per share - diluted	$(0.50)	$(0.71)

The unaudited condensed consolidated statements of operations and comprehensive loss reflect a net loss in the period presented and therefore the effect of the following securities are not included in the calculation of diluted loss per share as including them would have had an anti-dilutive effect:

	Three months ended	February 14, 2022 through
	July 2, 2022	July 2, 2022
Excluded from the calculation (1)
Stock options	5,161,375	5,161,375
Private Placement Warrants	101,992	101,992
Public Warrants	2,874,979	2,874,979
Convertible Notes	12,468,500	12,468,500
Total potentially dilutive shares excluded from calculation	20,606,846	20,606,846

(1)   This table excludes Earnout Voting Shares as the earnout contingency has not been met at period end.

	Three months ended	Six months ended
	July 3, 2021	July 3, 2021
Numerator
Loss from continuing operations	$(20,090)	$(39,907)
Loss from discontinued operations	(1,740)	(3,129)
Net loss	(21,830)	(43,036)
Less: accrued preferred return	738	1,638
Net loss attributable to Class A common shareholders - basic and diluted	$(22,568)	$(44,674)

Denominator
Weighted average Class A common shares outstanding - basic and diluted	11,923,941	11,797,013

Continuing operations - Class A - basic and diluted	$(1.75)	$(3.52)
Discontinued operations - Class A - basic and diluted	$(0.15)	$(0.27)
Net loss - Class A - basic and diluted	$(1.90)	$(3.79)

	Three months ended	Six months ended
	July 3, 2021	July 3, 2021
Excluded from the calculation
Class B common stock	12,034,098	12,034,098
Pre-PIPE Notes	3,322,361	3,322,361
Total potentially dilutive shares excluded from calculation	15,356,459	15,356,459

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

The following table presents the aggregate carrying amounts of the classes of assets and liabilities of discontinued operations in the condensed consolidated balance sheets (in thousands):

	July 2, 2022	December 31, 2021
Carrying amounts of assets included as part of discontinued operations:
Cash	$426	$1,545
Accounts receivable, net of allowance	1,015	1,292
Other current assets	57	1,665
Total current assets of discontinued operations	$1,498	$4,502
Carrying amounts of liabilities included as part of discontinued operations:
Current portion of long-term debt and capital lease obligations	$—	$14
Accounts payable	32	559
Accrued expenses	—	1,475
Total current liabilities of discontinued operations	$32	$2,048

The financial results are presented as loss from discontinued operations on our condensed consolidated statements of operations and comprehensive loss. The following table presents the financial results (in thousands):

	For The Three Months Ended	For The Six Months Ended
	July 3, 2021	July 3, 2021
Revenue	$2,331	$5,396
Costs and expenses:
Cost of revenues	3,481	7,329
General and administrative	63	142
Depreciation and amortization	484	977
Total costs and expenses	4,028	8,448
Loss from operations of discontinued operations	(1,697)	(3,052)
Other expense:
Interest expense	(43)	(77)
Loss from discontinued operations	$(1,740)	$(3,129)

Note 4.Acquisitions

On January 26, 2021, the Company purchased 100% of the membership interests of Fiber Network Solutions, LLC (“FNS”), a Texas based company that provides new fiber optic construction services, as well as maintenance and repair services to renewable energy, commercial, and utility clientele in the United States. The overall consideration transferred was $20,059 thousand of cash and rollover equity valued at $2,000 thousand. The purchase price is subject to adjustment based upon FNS exceeding pre-determined EBITDA thresholds for the years ending 2021, 2022, 2023, and 2024, as defined in the agreement, subject to a maximum additional payment of $20,000 thousand. As of the acquisition date, the fair value of the contingent consideration was determined to be $8,200 thousand. The cash consideration was funded by the issuance of equity, as well as the issuance of convertible notes with the majority member of HoldCo.

On August 6, 2021, the Company acquired certain assets and liabilities from Broken Arrow Communications, Inc. (“Broken Arrow”), a New Mexico based company that provided a wide variety of services for the installation, construction, and maintenance of wireless communication facilities. The consideration transferred was $5,000 thousand of cash. The purchase price is subject to adjustment based upon Broken Arrow exceeding pre-determined crew count and EBITDA thresholds for certain markets for the 5-month period of August 2021 through December 2021 and for the year ending December 31, 2022, as defined in the agreement, subject to a maximum additional payment of $10,000 thousand. As of the acquisition date, the fair value of the contingent consideration was determined to be $7,552 thousand. The cash consideration was funded by the issuance of convertible notes in June 2021.

On August 30, 2021, the Company purchased 100% of the membership interests of Concurrent Group LLC (“Concurrent”), a Florida based company that provides construction, maintenance, and restoration services for utilities, electric membership co-ops, and municipally owned power providers. The overall consideration transferred was $13,828 thousand of cash, rollover equity valued at $6,000 thousand, and acquisition debt of $14,143 thousand. The purchase price is subject to adjustment based upon Concurrent exceeding pre-determined EBITDA thresholds for LTM periods ending at the closing of the third quarter of 2022, 2023 and 2024, as defined in the agreement, subject to a maximum additional payment of $30,000 thousand. As of the acquisition date, the fair value of the contingent consideration was determined to be $7,000 thousand. The cash consideration was funded by convertible notes issued by the Company in June 2021. Refer to Footnote 8 for more information.

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

During the first quarter ended April 2, 2022, the Company adjusted the provisional amounts within the purchase price allocation for Urban Cable, which resulted in an increase in goodwill of $64 thousand. The Company made this measurement period adjustment to reflect facts and circumstances that related to accounts payable. During the second quarter ended July 2, 2022, the Company adjusted the provisional amounts within the purchase price allocation for Broken Arrow, which resulted in an increase in goodwill of $156 thousand. The Company made this measurement period adjustment to reflect facts and circumstances that related to inventory. All changes existed at the acquisition date and did not result from intervening events after such date.

Note 5.Property and Equipment

Property and equipment consisted of the following (in thousands):

	July 2,	December 31,
	2022	2021
Office furniture	$1,966	$1,382
Computers	2,260	1,856
Machinery, equipment and vehicles	25,470	17,331
Land	140	140
Building	340	340
Leasehold improvements	4,711	4,552
Software	2,368	2,320
Assets under capital lease	52,531	50,941
Construction in process	1,605	1,335
	91,391	80,197
Less: accumulated depreciation	(36,662)	(29,515)
Property and equipment, net	$54,729	$50,682

Property and equipment include assets acquired under capital leases of $52,531 thousand and $50,941 thousand and accumulated depreciation of $15,418 thousand and $14,899 thousand as of July 2, 2022 and December 31, 2021, respectively. Depreciation expense was $3,858 thousand and $7,613 thousand for the three and six months ended July 2, 2022, respectively, and was $3,554 thousand and $6,933 for the three and six months ended July 3, 2021, respectively.

Note 6.Accounts Receivable, Net of Allowance, Contract Assets and Liabilities, and Customer Credit Concentration

The following provides further details on the condensed consolidated balance sheet accounts of accounts receivable, net and contract liabilities.

Accounts Receivable, Net of Allowance

Accounts receivable, net classified as current, consisted of the following (in thousands):

	July 2,	December 31,
	2022	2021
Trade accounts receivable	$79,633	$74,601
Contract assets	166,329	132,858
	245,962	207,459
Less: allowance for doubtful accounts	(2,827)	(5,614)
Accounts receivable, net	$243,135	$201,845

The Company is party to non-recourse financing arrangements in the ordinary course of business, under which certain receivables are settled with the customer’s bank in return for a nominal fee. Discount charges related to these arrangements, which are included within interest expense, totaled $439 thousand and $645 thousand for the three and six months ended July 2, 2022, respectively, and totaled $266 thousand and $550 thousand for the three and six months ended July 3, 2021, respectively.

Contract Assets and Liabilities

Net contract assets consisted of the following (in thousands):

	July 2,	December 31,
	2022	2021
Contract assets	$166,329	$132,858
Contract liabilities	(15,344)	(14,773)
Contract assets, net	$150,985	$118,085

Contract assets represent unbilled receivables for the estimated value of unbilled work for projects with performance obligations recognized over time. The amount of revenue recognized that was previously included in contract liabilities at the beginning of the period was $7,146 thousand and $14,362 thousand during the three-months and six months ended July 2, 2022, respectively, and was $7,381 thousand and $13,507 thousand during the three-months and six months ended July 3, 2021, respectively.

Customer Credit Concentration

Customers whose combined amounts of accounts receivable and contract assets exceeded 10% of total combined accounts receivable and contract assets were as follows (in thousands):

	July 2, 2022		December 31, 2021
	Amounts	% of Total	Amounts	% of Total
AT&T	$69,841	28.4%	$56,280	27.1%
Verizon	59,950	24.4%	35,756	17.2%
T-Mobile	38,249	15.6%	50,218	24.2%
Total	$168,040	68.4%	$142,254	68.5%

Note 7.Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by reportable segment is as follows (in thousands):

	Renewables
	and
	Recovery
	Logistics	Telecom	Total
Goodwill as of December 31, 2021 (a)	$21,680	$7,043	$28,723
Measurement period adjustments, net	—	220	220
Goodwill as of July 2, 2022 (a)	$21,680	$7,263	$28,943
(a)	Goodwill is net of accumulated impairment charges of $89,421 thousand as of July 2, 2022 and December 31, 2021 in the Telecom segment. There have been no impairment charges within the Renewables and Recovery Logistics segment.

For the three months and six months ended July 2, 2022 and July 3, 2021, respectively, there were no goodwill impairment charges.

Intangible Assets

Intangible assets consisted of the following (in thousands):

	July 2, 2022
	Weighted
	Average	Gross
	Remaining	Carrying	Accumulated	Net carrying
	Useful Life	Amount	amortization	Amount
Customer relationships	9.3	$424,560	$(115,920)	$308,640
Trademarks and trade names	9.5	59,969	(25,557)	34,412
		$484,529	$(141,477)	$343,052

	December 31, 2021
	Weighted
	Average	Gross
	Remaining	carrying	Accumulated	Net carrying
	Useful Life	amount	amortization	Amount
Customer relationships	9.5	$424,560	$(98,307)	$326,253
Trademarks and trade names	9.5	59,969	(22,048)	37,921
		$484,529	$(120,355)	$364,174

Amortization expense of intangible assets was $10,533 thousand and $21,105 thousand for the three and six months ended July 2, 2022, respectively and was $10,650 thousand and $21,110 thousand for the three and six months ended July 3, 2021, respectively.

Note 8.Debt and Capital Lease Obligations

Convertible notes – related party: On June 16, 2021, the Company issued a convertible note (“Convertible Note – Related Party – June 2021”) in the aggregate principal amount of $30,568 thousand to BCP QualTek II LLC, an affiliate of its majority member, in exchange for the 25,000 thousand outstanding Preferred Class B Units (Preferred Units) and the associated accumulated preferred return. The Convertible Note – Related Party – June 2021 bears interest at an annual rate of 12.00%, which accrues and is payable together with the principal balance. The Company recorded interest expense of $0 and $489 thousand for the three months and six months ended July 2, 2022, respectively. There was no fixed maturity date, however, cash payments were required, which were to be equal to tax distributions, which the noteholder would be entitled if the Convertible Note – Related Party – June 2021 were a Preferred Unit. The Convertible Note – Related Party - June 2021 converted under its mandatory conversion provision, as defined in the agreement, upon the consummation of the Business Combination on February 14, 2022, as noted in Note 1 - Nature of Business and Summary of Significant Accounting Policies.

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

Line of credit: The Company has an Asset Based Lending Credit Agreement (“Credit Agreement”) with PNC Bank, National Association (“PNC”). Under the Credit Agreement, the Company has available a revolving credit facility in the amount of $103,500 thousand, for working capital needs and general corporate purposes. The amount the Company may borrow is limited to the lesser of the maximum available amount and the borrowing base. The borrowing base is calculated primarily as a percentage of the Company’s eligible accounts receivable, unbilled revenue and eligible inventory, as defined in the Credit Agreement. Interest on the outstanding principal amount, payable in arrears monthly, is based on either an elected Base Rate plus an applicable margin (6.25% at July 2, 2022), or an adjusted Eurodollar rate, plus an applicable margin, as defined in the agreement. On January 28, 2022, the Company executed an amendment to the Credit Agreement to temporarily increase the maximum availability of the revolving credit facility to the amount of $115,000 thousand until February 15, 2022. On February 14, 2022, the maximum availability was automatically reduced to the amount of $103,500 thousand. In connection with the Business Combination, on February 14, 2022, the Company repaid $73,000 thousand of debt associated with the line of credit. There was $25,384 thousand available under this facility as of July 2, 2022. The entire unpaid principal amount of the line of credit together with accrued and unpaid interest thereon, is due on July 17, 2025. Standby letters of credit totaling $5,031 thousand and $3,977 thousand, issued for our insurance carriers and in support of performance under certain contracts, were outstanding under the Credit Agreement as of July 2, 2022 and December 31, 2021, respectively.

On May 13, 2022, the Company executed an amendment to the Credit Agreement that extended the maturity date by two years from July 18, 2023 to July 17, 2025 and clarified certain provisions to exclude the payment of the earn-out obligations made in February 2022 from the proceeds from the Business Combination in the calculation of the Consolidated Fixed Charges Coverage Ratio.

Term loan: The Company has a Senior Secured Term Credit and Guaranty Agreement (“Term Loan”) with Citibank as the administrative agent for $380,000 thousand. The Term Loan interest is payable either monthly or quarterly, in arrears, based on the Company’s interest election. The Company may elect either a Base Rate plus an applicable rate (10.00% at July 2, 2022), or an adjusted Eurodollar rate, plus an applicable rate (8.54% at July 2, 2022), as defined in the agreement. On a quarterly basis, the Company is required to make principal payments of $2,391 thousand with all unpaid principal and interest due at maturity on July 17, 2025. The Term Loan agreement requires an excess cash calculation, as defined in the agreement, which could result in additional required principal payments on the loan. There were no excess cash principal payments due July 2, 2022.

The obligations of QualTek under the Credit Agreement are secured (a) on a first priority basis, by liens on the ABL Priority Collateral as defined in the ABL Intercreditor Agreement (“Intercreditor Agreement”), dated as of July 18, 2018 between QualTek HoldCo and among PNC Bank and Fifth Third Bank, including accounts receivable and inventory and (b) on a second priority basis, by liens on the Term Priority Collateral, as defined in the Intercreditor Agreement.

As a result of the Intercreditor Agreement, the obligations of QualTek under the Term Loan are secured (a) on a first priority basis, by liens on the Term Priority Collateral and (b) on a second priority basis, by liens on the ABL Priority Collateral. Generally, Term Priority Collateral includes all assets, other than the ABL Priority Collateral, and equity interests of QualTek.

Acquisition debt: Acquisition debt consists of deferred purchase price due to the sellers from in the Recovery Logistics, Inc., Vertical Limit LLC, Vinculums Services, LLC, and Concurrent acquisitions. The interest rates range between .44% and 3.25%. For the three months ended July 2, 2022 and July 3, 2021, the Company recorded $0 thousand and $270 thousand of interest expense, respectively. The Company recorded $434 thousand and $363 thousand of interest expense for six months ended July 2, 2022, and July 3, 2021, respectively. The acquisition debt was paid in full with proceeds from the Business Combination on February 14, 2022 (see Note 1 - Nature of Business and Summary of Significant Accounting Policies).

Senior Unsecured Convertible Notes: In connection with the Business Combination, on February 14, 2022, the Company entered into an Indenture with Wilmington Trust, National Association (the “Trustee”) where the Company has issued senior unsecured convertible notes (the “Convertible Notes”) due February 15, 2027, in an aggregate principal amount of $124,685 thousand, receiving $122,191 thousand in net cash proceeds. The Convertible Notes have an original issue discount of $2,494 thousand. Further, $6,384 thousand in debt issuance costs were incurred. The total of $8,878 thousand recorded as debt discount is being amortized using the effective interest method through the maturity dates of the Convertible Notes. The Convertible Notes provide for an interest rate that is set quarterly based on gross leverage with a minimum interest rate of 9.50% per annum and up to a maximum of 11.75% per annum, with an additional interest of 2% per annum upon the occurrence of an event of default (as defined in the Indenture). Interest is payable on a quarterly basis commencing on June 15, 2022. For the three and six months ended July 2, 2022, the Company recorded interest expense of $3,703 thousand and $5,616 thousand, respectively. As of July 2, 2022, the Convertible Notes are presented net of a debt discount of $8,212 thousand on the condensed consolidated balance sheet with accretion of $444 thousand and $666 thousand for the three and six months ended July 2, 2022, respectively.

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

The Company determined that there was no derivative liability associated with the Convertible Notes under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s statement of financial position. As the conversion features would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at July 2, 2022, the conversion feature does not meet derivative classification.

The Convertible Notes have customary anti-dilution protections and customary negative covenants, including limitations on indebtedness, restricted payments, and permitted investments. As of July 2, 2022, the Company was in compliance with the covenants under the Indenture.

Debt outstanding, whose carrying value approximates fair market value due to variable interest rates based on current rates available to the Company for similar instruments, was as follows (in thousands):

	July 2,	December 31,
	2022	2021
Current Maturities:
Current maturities of long-term debt	$9,563	$115,224
Current portion of capital lease obligations, net of capital lease interest	13,362	12,151
Current portion of long term debt and capital lease obligations	$22,925	$127,375
Long-term borrowings:
Line of credit	$70,707	$87,633
Term loan	346,698	351,481
Acquisition debt	—	34,718
Convertible notes – related party	—	30,567
Convertible notes – June 2021	—	44,400
Senior unsecured convertible notes	124,685	—
Less: current maturities of long-term debt	(9,563)	(115,224)
Less: unamortized financing fees	(9,195)	(11,354)
Less: convertible debt discount	(8,212)	(3,408)
Long-term debt, net of current portion and deferred financing fees	$515,120	$418,813
Capital lease obligations:
Capital lease obligations	$33,511	$32,002
Less: current portion of capital lease obligations, net of capital lease interest	(13,362)	(12,151)
Capital lease obligations, net of current portion	20,149	19,851
Total long-term borrowings	$535,269	$438,664

Debt issuance costs are presented in the condensed consolidated balance sheets as a direct reduction from the carrying amount of long-term debt and are amortized over the term of the related debt. The Company amortized $1,241 thousands and $2,945 thousand for the three and six months ended July 2, 2022, respectively, and amortized $810 thousand and $1,682 thousand for the three and six months ended July 3, 2021, respectively, which is included in interest expense on the accompanying condensed consolidated statements of operations and comprehensive loss.

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

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels during the three and six months ended July 2, 2022 and July 3, 2021, respectively.

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

As a result of the Business Combination, the Company has issued and outstanding Private Placement Warrants and Public Warrants. The Private Placement Warrants are substantially similar to the Public Warrants, but not directly traded or quoted on an active market and not subject to the redemption right under certain circumstances (see Note 9-Warrants). The Private Placement Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liability on the accompanying condensed consolidated balance sheet. As of the Closing Date and July 2, 2022, the Private Placement Warrants were valued using a Black-Scholes call option model. The Black-Scholes call option model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the Public Warrants implied volatility adjusted for the redemption feature, which is considered to be a Level 3 fair value measurement.

In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial liabilities that are required to be measured at fair value on a recurring basis at July 2, 2022 and December 31, 2021 and the related activity for the six months ended July 2, 2022 and July 3, 2021.

	Fair Value at July 2, 2022
(in thousands)	Carrying Value	Level 1	Level 2	Level 3
Financial liabilities
Contingent consideration	$26,556	$—	$—	$26,556
Warrant liability - private placement warrants	77	—	—	77
	$26,633	$—	$—	$26,633

	Fair Value at December 31, 2021
(in thousands)	Carrying Value	Level 1	Level 2	Level 3
Financial liabilities
Contingent consideration	$30,756	$—	$—	$30,756
	$30,756	$—	$—	$30,756

The following table sets forth a summary of the changes in fair value of the Company’s financial liabilities:

	Warrant	Contingent
	liability	consideration
January 1, 2022	$—	$30,756
Assumption of private placement warrants in Business Combination	77	—
Accretion	—	800
Reclassification to short term debt	—	(5,000)
July 2, 2022	$77	$26,556

Contingent
Consideration
January 1, 2021	$18,129
Acquisition (see Note 4)	8,200
Accretion	440
Reclassification to acquisition debt	(10,000)
July 3, 2021	$16,769

Note 11.Equity

Immediately prior to the Business Combination, management made a non-cash discretionary distribution to effectively settle all existing Class P Units in exchange for Historical LLC Interests in QualTek HoldCo. In addition, as mentioned in Note 1 - Nature of Business and Summary of Significant Accounting Policies, per the Business Combination Agreement, QualTek HoldCo issued the Convertible Note – Related Party – June 2021 (see in Note 8-Debt and Capital Lease Obligations) in an aggregate principal amount of $30,568 thousand to BCP QualTek II, LLC in exchange for all the Preferred Class B units, which automatically converted into Common Units upon closing of the Business Combination.

QualTek Services Inc. Preferred Stock: The Company is authorized to issue 1,000 thousand shares of preferred stock with a par value of $0.0001 per share. At July 2, 2022, there were no shares of preferred stock issued or outstanding.

QualTek Services Inc. Class A Common Stock: The Company is authorized to issue 500,000 thousand shares of Class A Common Stock with a par value of $0.0001 per share. At July 2, 2022, there were 24,446 thousand shares of Class A Common Stock (inclusive of 2,275 thousand shares of Blocker Owner Earnout Shares) issued and outstanding. Holders of Class A Common Stock are entitled to full economic rights, including the right to receive dividends when and if declared by the Board. Each holder of Class A Common Stock is entitled to one vote for each share of Class A Common Stock held. Upon liquidation of the Company, holders of Class A Common Stock are entitled to share ratably in all assets remaining after payment of debts and other liabilities.

QualTek Services Inc. Class B Common Stock: The Company is authorized to issue 500,000 thousand shares of Class B Common Stock with a par value of $0.0001 per share. At July 2, 2022, there were 26,664 thousand shares of Class B Common Stock (inclusive of 3,836 thousand shares of Earnout Voting Shares) issued and outstanding. Holders of Class B Common Stock do not have economic rights but are entitled to one vote for each share of Class B Common Stock held. Upon liquidation of the Company, holders are not entitled to receive any assets remaining after payment of debts and other liabilities.

Holders of Class A Common Stock and Class B Common Stock vote as a single class on all matters requiring a shareholder vote.

Non-controlling Interests: QualTek Services Inc. is the sole managing member of QualTek HoldCo and consolidates the financial results of QualTek HoldCo. The non-controlling interests balance represents the economic interest in QualTek HoldCo held by the Flow-through Sellers. The following table summarizes the ownership of QualTek HoldCo as of July 2, 2022:

		Ownership
	Common Units	Percentage
Common Units held by QualTek Services Inc.	22,171,350	45%
Common Units held by Flow-through Sellers	26,663,575	55%
Balance at end of period	48,834,925	100%

Each Common Unit corresponds to a share of Class B Common Stock. Common Unit holders share in QualTek HoldCo’s profits or loss and distributions on a pro rata basis. The Flow-through Sellers have the right to exchange their Common Units in QualTek HoldCo for shares of Class A Common Stock of QualTek Services Inc. on a one-to-one basis after the expiration of the Lock-Up Period (as defined in the Third Amended and Restated Third Amended and Restated Limited Liability Company Agreement of Qualtek HoldCo, LLC). In connection with the exercise of the exchange of the Common Units, the Flow-through Sellers will be required to surrender a number of shares of Class B Common Stock, which the Company will cancel for no consideration on a one-for-one basis with the number of Common Units so exchanged. As of July 2, 2022, no exchanges have occurred or been requested.

Public Warrants: In connection with the Business Combination, the Company assumed the Public Warrants which are recorded as a component of equity. At July 2, 2022, there were 2,875 thousand Public Warrants outstanding. Refer to Note 9-Warrants for additional information.

Earnout Shares: As discussed in Note 1 - Nature of Business and Summary of Significant Accounting Policies, the Company issued 2,275 thousand shares of Class A Common Stock (Blocker Owner Earnout Shares) and 3,836 thousand shares of Class B Common Stock (Earnout Voting Shares) that are subject to certain restriction on transfer and voting and potential forfeiture pending the achievement of the earnout targets. Blocker Owner Earnout Shares are entitled to receive, ratably with the other outstanding shares of Class A Common Stock, dividends, and other distributions prior to vesting. Earnout Voting Shares have only voting rights and therefore are not entitled to receive any distributions. Each Earnout Voting Share has a corresponding Common Unit of QualTek HoldCo, LLC which is subject to the same vesting conditions. At July 2, 2022, the earnout targets have not been achieved and all Earnout Shares are unvested.

Note 12.Stock-Based Compensation

Long-term Incentive Plan

The Company's LTIP allows for the award of equity incentives, including stock options, restricted shares, performance awards, stock appreciation rights, other share-based awards and other cash-based awards to certain employees, directors, officers, or consultants to the Company or its subsidiaries. As of July 2, 2022, there were 2.3 million shares of Class A Common Stock available for future grant under the Plan.  The number of shares of Class A common stock reserved for issuance under the 2022 Plan will automatically increase on January 1st each year, starting on January 1, 2023 and continuing through January 1, 2032, by the lesser of (a) the lesser of (i) two percent (2%) of the total number of shares of the Company’s Class A Common Stock and Class B Common Stock outstanding on

December 31st of the immediately preceding calendar year and (ii) such number of shares of Class A Common Stock that would result in the number of shares of Class A Common Stock reserved being equal to 15% of the aggregate number of shares of Class A Common Stock and Class B Common Stock outstanding as of the final day of the immediately preceding calendar year, and (b) a lesser number determined by the Company’s board of directors prior to the applicable January 1st. There was not a similar plan in 2021.

Stock Options

Stock options under the LTIP are granted at the discretion of the Board of Directors or its Committee and expire no more than ten years from the grant date. Outstanding stock options generally vest in equal installments over a four-year period subject to the grantee’s continued service on each applicable vesting. All options under the Plan are exercisable, upon vesting, for shares of Class A Common Stock of the Company. Outstanding stock options expire 10 years from the grant date.

During the six months ended July 2, 2022, the Company granted options for 5.2 million shares of Class A Common Stock under the LTIP, with an aggregate grant date fair value of $7,605 thousand. During the six months ended July 2, 2022, 645,563 stock options vested and the total fair value of stock options vested was $936.1 thousand. There were no stock options exercised during the six months ended July 2, 2022.

As of July 2, 2022, 4.5 million outstanding stock options were unvested, which had a weighted average grant date fair value of $1.45. There were 5.2 million stock options outstanding as of July 2, 2022, with a weighted average exercise price of $1.45. There were no stock options outstanding as of June 30, 2021.

The following table summarizes stock-based compensation expense recognized in the condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Cost of revenue	$121	$—	$121	$—
General and administrative expenses	993	—	7,704	—
Total	$1,114	$—	$7,825	$—

As of July 2, 2022, there was $6,370 thousand of total unrecognized compensation cost related to unvested stock options. The unrecognized compensation cost as of July 2, 2022 is expected to be fully amortized over the next 3.9 years. Absent the effect of forfeiture of stock compensation cost for any departures of employees, the following tables summarize the unrecognized compensation cost, the weighted average period the cost is expected to be amortized, and the estimated annual compensation cost for the future periods indicated below (excludes any future award):

			Weighted
			Average
			Remaining
			Period to be
	Unrecognized Compensation Cost		Recognized
	July 2,	July 3,	July 2,	July 3,
	2022	2021	2022	2021
Stock options	$6,370	$—	3.6	—

	Total Unrecognized Compensation Cost
	Total	2022	2023	2024	2025 and beyond
Stock options	$6,370	$875	$1,755	$1,755	$1,985

Note 13.Income Taxes

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

The effective tax rate was 0% for three and six months ended July 2, 2022. The Company, based on the consideration of the relevant positive and negative evidence available, maintained a full valuation allowance against its deferred tax assets.

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

Note 14.Tax Receivable Agreement

As part of the Business Combination, the Company entered into the TRA. Under the terms of the TRA, the Company will be required to pay to the TRA Holders 85% of the applicable cash tax savings, if any, in the U.S. federal, state and local tax that the Company realizes or is deemed to realize in certain circumstances as a result of (i) existing tax basis in certain assets of QualTek HoldCo and certain of its direct and indirect Subsidiaries allocable to the Company as a result of the acquisition of Common Units by the Company as part of the Business Combination, (ii) tax basis adjustments resulting from taxable exchanges of Common Units acquired by the Company, (iii) tax deductions in respect to portions of certain payments made under the TRA, and (iv) certain tax attributes of the Company that were acquired directly or indirectly pursuant to the Business Combination. The Company generally retains the benefit of the remaining 15% of the applicable tax savings.

The TRA liability is carried at a value equal to the undiscounted expected future payments due under the TRA. The Company recorded $34,092 thousand as an estimate of future payments as an increase in TRA liability and a decrease to additional paid-in capital in the condensed consolidated financial statements. The Company estimates it will be able to utilize some, but not all, of the tax attributes based on current tax forecasts. If there was sufficient income to utilize all tax attributes, the TRA liability would be $44,008 thousand. If subsequent adjustments to the liability for future payments occur, those changes would be recognized through current period net income (loss) in the condensed consolidated statements of operations and comprehensive income (loss).

Note 15.Segments and Related Information

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

	For the Three Months Ended		For The Six Months Ended
Revenue:	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Telecom	$175,173	$117,959	$307,837	$224,439
Renewables and Recovery Logistics	9,049	12,650	24,546	25,283
Total consolidated revenue	$184,222	$130,609	$332,383	$249,722

	July 2,	December 31,
Total Assets:	2022	2021
Telecom	$615,135	$570,750
Renewables and Recovery Logistics	81,541	90,638
Corporate(1)	(1,567)	10,371
Total consolidated assets	$695,109	$671,759
(1)	Corporate includes both corporate assets and eliminations

	For The Six Months Ended
Capital Expenditures:	July 2, 2022	July 3, 2021
Telecom	$10,692	$682
Renewables and Recovery Logistics	854	179
Corporate	510	870
Total consolidated capital expenditures	$12,056	$1,731

	For the Three Months Ended		For The Six Months Ended
Amortization and Depreciation:	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Amortization and depreciation
Telecom	$11,705	$9,742	$23,366	$19,562
Renewables and Recovery Logistics	2,885	3,037	5,780	5,604
Corporate	204	244	414	479
Total consolidated amortization and depreciation	$14,794	$13,023	$29,560	$25,645

	For the Three Months Ended		For The Six Months Ended
Adjusted EBITDA Reconciliation:	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Telecom adjusted EBITDA	$17,031	$11,202	$21,843	$16,016
Renewables and Recovery Logistics adjusted EBITDA	(601)	1,141	4,708	4,019
Corporate adjusted EBITDA	(6,276)	(4,720)	(12,366)	(8,649)
Total adjusted EBITDA continuing operations	$10,154	$7,623	$14,185	$11,386
Total adjusted EBITDA - discontinuing operations	—	(1,212)	—	(2,075)
Total adjusted EBITDA	$10,154	$6,411	$14,185	$9,311
Less:
Management fees	—	(124)	(126)	(622)
Transaction expenses	(1,320)	(903)	(10,588)	(1,452)
Share based compensation	(1,114)	—	(7,825)	—
Depreciation and amortization	(14,794)	(13,023)	(29,560)	(25,645)
Interest expense	(13,085)	(11,227)	(25,428)	(21,138)
Loss on extinguishment of convertible notes	—	(2,436)	—	(2,436)
Integration, public company readiness and close out costs	(5,490)	—	(6,854)	—
Net loss from continuing operations	$(25,649)	$(20,090)	$(66,196)	$(39,907)
Net loss from discontinued operations	—	(1,740)	—	(3,129)
Net loss	$(25,649)	$(21,830)	$(66,196)	$(43,036)

Revenue by Service Offerings

Revenue for each of the Company’s end-market services offerings is presented below:

	For the Three Months Ended		For The Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Telecom Wireless	$122,693	$91,673	$217,059	$175,646
Telecom Wireline	44,504	26,287	75,935	48,794
Telecom Power	7,976	—	14,843	—
Renewables	5,381	11,238	7,648	13,518
Recovery Logistics	3,668	1,411	16,898	11,764
Total	$184,222	$130,609	$332,383	$249,722

Significant Customers

Revenue concentration information for significant customers as a percentage of total consolidated revenue was as follows (in thousands):

	For the Three Months Ended				For The Six Months Ended
	July 2, 2022		July 3, 2021		July 2, 2022		July 3, 2021
Customers:	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
AT&T	$77,262	41.9%	$62,909	48.2%	$133,245	40.1%	$123,692	49.5%
T-Mobile	24,714	13.4%	19,231	14.7%	41,179	12.4%	36,552	14.6%
Verizon	29,793	16.2%	17,026	13.0%	52,643	15.8%	34,876	14.0%
Total	$131,769	71.5%	$99,166	75.9%	$227,067	68.3%	$195,120	78.1%

Note 16.Commitments and Contingencies

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

Operating leases: The Company has entered into non-cancellable operating leases for various vehicles, equipment, office and warehouse facilities, which contain provisions for future rent increases or rent-free periods. The total amount of rental payments due over the lease terms is charged to rent expense on the straight-line method over the respective term of the lease. The leases expire at various dates through the year 2031. In addition, the agreements generally require the Company to pay executory costs (real estate taxes, insurance, and repairs). Rent expense totaled $3,120 thousand and $6,234 thousand for the three and six months ended July 2, 2022, respectively, and totaled $2,475 thousand and $4,959 thousand for the three and six months ended July 3, 2021, respectively.

Note 17.Related Party Transactions

On July 18, 2018, the Company entered into an Advisory Services Agreement with its majority member. The agreement requires quarterly advisory fees of $125 thousand paid at the beginning of each quarter. For the three months ended July 2, 2022 and July 3, 2021, the Company incurred $0 thousand and $124 thousand in advisory fees, respectively. The Company incurred $126 thousand and $622 thousand in advisory fees for the six months ended July 2, 2022 and July 3, 2021, respectively. Effective as of the date of the Business Combination, the advisory fees were suspended.

The Company has rental agreements for facilities, each of which are owned or partially owned directly or indirectly by various members of Company's management. The Company incurred $253 thousand and $507 thousand in rental expenses for the three and six months ended July 2, 2022, respectively.  The Company incurred $168 thousand and $336 thousand in rental expenses for the three and six months ended July 3, 2021, respectively.

Note 18.Subsequent Events

The Company has evaluated all events that occurred through the date of this filing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the accompanying unaudited interim condensed consolidated financial statements and related notes. Pursuant to SEC rules for reports covering interim periods, we have prepared this analysis to enable you to assess material changes in our financial condition and results of operations since December 31, 2021, the date of our Annual Report, which should be read in conjunction with this discussion and analysis.  This discussion may contain forward-looking statements based upon current expectations that involve risks, uncertainties, and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors.” Unless the context otherwise requires, references in this section to the “Company,” “we,” “us” or “our” are intended to mean the business and operations of QualTek Services Inc. and its condensed consolidated subsidiaries.

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

-

the Company, QualTek HoldCo, the TRA Holders and the TRA Holder Representative entered into the TRA. Under the terms of the TRA, the Company will be required to pay the TRA Holders 85% of the amount of savings, if any, that the Company is deemed to realize in certain circumstances as a result of certain tax attributes that exist following the Business Combination and that are created thereafter, including as a result of payments made under the TRA. Refer to Note 13-Tax Receivable Agreement regarding the disclosures of the impact of the TRA as of the Closing Date and as of April 2, 2022.

The Business Combination is accounted for as a reverse recapitalization in accordance with US GAAP with QualTek HoldCo treated as the accounting acquirer. Accordingly, our condensed consolidated financial statements represent a continuation of the financial statements of QualTek HoldCo with net assets of the Company stated at historical cost. Following the closing of the Business Combination, the combined company is organized in an "Up-C" structure in which the Company becomes the sole managing member of QualTek HoldCo and therefore, operates and controls all of the business and affairs of QualTek HoldCo. Accordingly, QualTek Services Inc. consolidates the financial results of QualTek HoldCo, and reports a noncontrolling interest in its condensed consolidated financial statements representing the economic interest in QualTek HoldCo owned by the members, other than the Blocker, of QualTek HoldCo referred to as the “Flow-Through Sellers.” As of July 2, 2022, the Company owned an economic interest of 45% in QualTek HoldCo. The remaining 55% economic interest is owned by the Flow-Through Sellers.

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

	For the Three Months Ended		For the Six Months Ended
(in thousands)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Revenue	$184,222	$130,609	$332,383	$249,722
Net loss from continuing operations	$(25,649)	$(20,090)	$(66,196)	$(39,907)
Adjusted EBITDA - continuing operations	$10,154	$7,623	$14,185	$11,386
Adjusted EBITDA - discontinued operations	$—	$(1,212)	$—	$(2,075)
Total Adjusted EBITDA	$10,154	$6,411	$14,185	$9,311

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

The following table provides a reconciliation of net loss from operations to non-GAAP Adjusted EBITDA:

	For the Three Months Ended		For the Six Months Ended
(in thousands)	July 2. 2022	July 3, 2021	July 2. 2022	July 3, 2021
Net loss - continuing operations	$(25,649)	$(20,090)	$(66,196)	$(39,907)
Net loss - discontinued operations	$—	$(1,740)	$—	$(3,129)
Net loss	$(25,649)	$(21,830)	$(66,196)	$(43,036)
Management fees	—	124	126	622
Transaction expenses	1,320	903	10,588	1,452
Share-based compensation	1,114	—	7,825	—
Depreciation and amortization	14,794	13,023	29,560	25,645
Interest expense	13,085	11,227	25,428	21,138
Loss on extinguishment of convertible notes	—	2,436	—	2,436
Integration, public company readiness, and close out costs	5,490	—	6,854	—
Loss from discontinued operations	—	1,740	—	3,129
Adjusted EBITDA - continuing operations	$10,154	$7,623	$14,185	$11,386
Adjusted EBITDA - discontinued operations	$—	$1,212	$—	$2,075
Total Adjusted EBITDA	$10,154	$6,411	$14,185	$9,311

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

Results of Operations

Comparison of the Three Months Ended July 2, 2022 and July 3, 2021

The following table sets forth our condensed consolidated results of operations for the periods presented:

	For the Three Months Ended
(in thousands)	July 2, 2022	July 3, 2021	($) Change	(%) Change
Revenue	$184,222	$130,609	$53,613	41.0%
Costs and Expenses: Cost of revenues	164,180	111,828	52,352	46.8%
General and administrative (including $1,114 of share-based compensation)	16,637	11,396	5,241	46.0%
Transaction expense	1,320	903	417	46.2%
Depreciation and amortization	14,794	13,023	1,771	13.6%
Total costs and expenses	196,931	137,150	59,781	43.6%
Loss from operations	(12,709)	(6,541)	(6,168)	94.3%
Other income (expense):
Gain on sale/disposal of property and equipment	145	114	31	27.2%
Interest expense	(13,085)	(11,227)	(1,858)	16.5%
Loss on extinguishment of convertible notes	—	(2,436)	2,436	(100.0)%
Total other expense	(12,940)	(13,549)	609	(4.5)%
Net loss from continuing operations	(25,649)	(20,090)	(5,559)	27.7%
Net loss from discontinued operations	—	(1,740)	1,740	(100.0)%
Net loss	$(25,649)	$(21,830)	$(3,819)	17.5%

Comparison of the Three Months Ended July 2, 2022 and July 3, 2021

Revenue

Revenue increased $53.6 million, or 41.0%, for the three months ended July 2, 2022, compared to the three months ended July 3, 2021, driven by a $57.2 million increase in Telecom revenues primarily due to new customer programs and growth in 5G and C-Band deployment.

Cost of Revenues

Cost of revenues increased by $52.4 million, or 46.8%, for the three months ended July 2, 2022, compared to the three months ended July 3, 2021 due to increased revenues and higher labor, fuel, and material costs.

General and Administrative

General and administrative expenses increased by $5.2 million for the three months ended July 2, 2022, compared to the similar period in 2021. The increase was primarily related to increased salary and compensation costs, share-based compensation related to the Company’s Long-Term Incentive Plan (“LTIP”) and incremental costs required of being a public company.

Transaction Expenses

Transaction expenses increased by $0.4 million for the three months ended July 2, 2022, compared to the three months ended July 3, 2021 due to the closing of the Business Combination on February 14, 2022.

Depreciation and Amortization

Depreciation and amortization expenses increased by $1.8 million, or 13.6%, for the three months ended July 2, 2022, compared to the three months ended July 3, 2021. The increase was driven by the depreciation and amortization related to the 2021 acquisitions.

Gain on sale/disposal of property and equipment

There was no material change to the gain on sale/disposal of property and equipment for the three months ended July 2, 2022.

Interest Expense, Net

Interest expense increased by $1.9 million, or 16.5%, for the three months ended July 2, 2022, compared to the three months ended July 3, 2021. This was due to the issuance of $124.6 million unsecured convertible notes in connection with the Business Combination as well as interest paid on acquisition debt.

Comparison of the Six Months Ended July 2, 2022 and July 3, 2021

The following table sets forth our condensed consolidated results of operations for the periods presented:

	For the Six Months Ended
(in thousands)	July 2, 2022	July 3, 2021	($) Change	(%) Change
Revenue	$332,383	$249,722	$82,661	33.1%
Costs and Expenses:
Cost of revenues	296,285	215,339	80,946	37.6%
General and administrative (including $7,825 of share-based compensation)	38,778	23,923	14,855	62.1%
Transaction expense	10,588	1,452	9,136	629.2%
Depreciation and amortization	29,560	25,645	3,915	15.3%
Total costs and expenses	375,211	266,359	108,852	40.9%
Loss from operations	(42,828)	(16,637)	(26,191)	157.4%
Other income (expense):
Gain on sale/disposal of property and equipment	2,060	304	1,756	577.6%
Interest expense	(25,428)	(21,138)	(4,290)	20.3%
Loss on extinguishment of convertible notes	—	(2,436)	2,436	(100.0)%
Total other expense	(23,368)	(23,270)	(98)	0.4%
Net loss from continuing operations	(66,196)	(39,907)	(26,289)	65.9%
Net loss from discontinued operations	—	(3,129)	3,129	(100.0)%
Net loss	$(66,196)	$(43,036)	$(23,160)	53.8%

Comparison of the Six Months Ended July 2, 2022 and July 3, 2021

Revenue

Revenue increased $82.7 million, or 33.1%, for the six months ended July 2, 2022, compared to the six months ended July 3, 2021, driven by a $83.4 million increase in Telecom revenues primarily due to new customer programs and growth in 5G and C-Band deployment.

Cost of Revenues

Cost of revenues increased by $80.9 million, or 37.6%, for the six months ended July 2, 2022, compared to the six months ended July 3, 2021, due to increased revenues and higher labor and material costs.

General and Administrative

General and administrative expenses increased by $14.9 million for the six months ended July 2, 2022, compared to the six months ended July 3, 2021.  The increase was primarily related to share-based compensation triggered by the close of the Business Combination and the Company’s LTIP, increased salary and compensation costs, and incremental costs required of being a public company.

Transaction Expenses

Transaction expenses increased by $9.1 million for the six months ended July 2, 2022, compared to the six months ended July 3, 2021 due to the closing of the Business Combination on February 14, 2022.

Depreciation and Amortization

Depreciation and amortization expenses increased by $3.9 million, or 15.3%, for the six months ended July 2, 2022, compared to the six months ended July 3, 2021.  The increase was driven by the depreciation and amortization related to the 2021 acquisitions.

Gain on sale/disposal of property and equipment

Gain on sale/disposal of property and equipment increased by $1.8 million for the six months ended July 2, 2022, primarily due to the remarketing of vehicles during the first quarter of 2022.

Interest Expense, Net

Interest expense increased by $4.3 million, or 20.3%, for the six months ended July 2, 2022, compared to the six months ended July 3, 2021.  This was due to the issuance of $124.6 million unsecured convertible notes in connection with the Business Combination as well as interest paid on acquisition debt.

Review of Operating Segments

Comparison of the Three Months Ended July 2, 2022, and the Three Months Ended July 3, 2021

	For the Three Months Ended
(in thousands)	July 2, 2022	July 3, 2021	($) Change	(%) Change
Revenue:
Telecom	$175,173	$117,959	$57,214	48.5%
Renewables & Recovery Logistics	9,049	12,650	(3,601)	(28.5)%
Total revenue	$184,222	$130,609	$53,613	41.0%
Adjusted EBITDA:
Telecom	$17,031	$11,202	$5,829	52.0%
Renewables & Recovery Logistics	(601)	1,141	(1,742)	(152.7)%
Corporate	(6,276)	(4,720)	(1,556)	33.0%
Total Adjusted EBITDA - continuing operations	$10,154	$7,623	$2,531	33.2%
Total Adjusted EBITDA - discontinuing operations	—	(1,212)	1,212	(100.0)%
Total Adjusted EBITDA	$10,154	$6,411	$3,743	58.4%

Telecom

Revenue

Revenue increased by $57.2 million, or 48.5%, for the three months ended July 2, 2022, compared to the three months ended July 3, 2021. The increase was primarily due to increased 5G and C-Band deployment.

Adjusted EBITDA – Continuing Operations

Telecom Adjusted EBITDA  increased by $5.8 million, or 52.0%, for the three months ended July 2, 2022, compared to the three months ended July 3, 2021. The increase in Telecom Adjusted EBITDA was primarily due to increased revenues and offset by higher labor, fuel, and material costs from sustained levels of inflation.

Renewables and Recovery Logistics

Revenue

Revenue decreased by $3.6 million, or 28.5%, for the three months ended July 2, 2022, compared to the three months ended July 3,2021. The decrease was primarily driven by a lower volume of Renewables projects.

Adjusted EBITDA – Continuing Operations

Renewables & Recovery Logistics Adjusted EBITDA decreased by $1.7 million, or 152.7%, for the three months ended July 2, 2022, compared to the three months ended July 3, 2021. The decrease was primarily driven by a decrease in revenues and a decrease in volume of Renewables projects in the three months ended July 2, 2022.

Comparison of the Six Months Ended July 2, 2022, and the Six Months Ended July 3, 2021

	For the Six Months Ended
(in thousands)	July 2, 2022	July 3, 2021	($) Change	(%) Change
Revenue:
Telecom	$307,837	$224,439	$83,398	37.2%
Renewables & Recovery Logistics	24,546	25,283	(737)	(2.9)%
Total revenue	$332,383	$249,722	$82,661	33.1%
Adjusted EBITDA:
Telecom	$21,843	$16,016	$5,827	36.4%
Renewables & Recovery Logistics	4,708	4,019	689	17.1%
Corporate	(12,366)	(8,649)	(3,717)	43.0%
Total Adjusted EBITDA - continuing operations	$14,185	$11,386	$2,799	24.6%
Total Adjusted EBITDA - discontinuing operations	—	(2,075)	2,075	(100.0)%
Total Adjusted EBITDA	$14,185	$9,311	$4,874	52.3%

Telecom

Revenue

Revenue increased by $83.4 million, or 37.2%, for the six months ended July 2, 2022, compared to the six months ended July 3, 2021. The growth was primarily due to increased 5G and C-Band deployment.

Adjusted EBITDA – Continuing Operations

Telecom Adjusted EBITDA increased by $5.8 million, or 36.4%, for the six months ended July 2, 2022, compared to the six months ended July 3, 2021. The increase in Telecom Adjusted EBITDA was primarily due increased revenues from 5G and C-Band deployment offset by higher labor, fuel, and material costs.

Renewables and Recovery Logistics

Revenue

Revenue decreased by $0.7 million, or 2.9%, for the six months ended July 2, 2022, compared to the six months ended July 3, 2021. The decrease was primarily driven by a lower volume of Renewables projects.

Adjusted EBITDA – Continuing Operations

Renewables & Recovery Logistics Adjusted EBITDA increased by $0.7 million, or 17.1%, for the six months ended July 2, 2022, compared to the six months ended July 3, 2021. The increase was primarily driven by the mix of work and higher margins related to recovery events in the six months ended July 2, 2022.

Liquidity and Capital Resources

We have historically financed our operations primarily through cash flows generated by operations and, as needed, with borrowings under our $103.5 million revolving credit facility with PNC Bank (“PNC Facility”), and Senior Secured Term Credit Guaranty Agreement with Citibank (“Term Loan”). Our uses of cash have been primarily to fund acquisitions, for the purchase of inventory, payroll, capital expenditures, and payment of our debt obligations and related interest expense. Our most significant contractual obligation for future uses of cash is our Term Loan and the senior unsecured convertible notes. As of July 2, 2022, $346.7 million was outstanding under our Term Loan and $124.7 million senior unsecured convertible notes were outstanding. On a quarterly basis, the Company is required to make principal payments of $2.4 million plus interest with all unpaid principal and interest due at maturity on July 17, 2025, on the Term Loan and quarterly interest payments commencing June 15, 2022 on the senior unsecured convertible notes with all unpaid principal due at maturity on February 15, 2027. On July 2, 2022, we had cash of $0.3 million and net working capital of $100.4 million, and on December 31, 2021, we had cash of $0.6 million and net working capital of $78.8 million. On July 2, 2022, our net working capital had increased by $21.6 million compared to December 31, 2021, mainly as a result of timing differences resulting in higher unbilled revenues, lower accrued amounts for annual year-end activities (insurance and compensation related items), lower accrued interest, as well as SPAC convertible debt of $3.4 million.

We believe that cash expected to be generated from operations and the availability of borrowings under the PNC Facility will be sufficient to fund our working capital requirements and to meet our commitments in the ordinary course of business for at least the next 12 months. For additional information on the Company’s future obligations see Note 8: Debt and Capital Lease Obligations in our unaudited condensed consolidated financial statements included elsewhere in this filing. As of July 2, 2022, we had cash of $25.4 million available under our PNC Facility.

The following table summarizes our cash flows for the periods presented:

	For the Six Months Ended
(in thousands)	July 2, 2022	July 3, 2021
Net cash used in operating activities from continuing operations	$(58,733)	$(12,157)
Net cash used in investing activities from continuing operations	(62)	(21,208)
Net cash provided by financing activities from continuing operations	57,696	73,262
Effect of foreign currency exchange rate (translation) on cash	(310)	(13)
Net (decrease) increase in cash	$(1,423)	$37,628

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

Comparison of the Six Months Ended July 2, 2022, and the Six Months Ended July 3, 2021

Operating Activities

Cash used in the Company’s operating activities was $58.7 million for the six months ended July 2, 2022, compared to net cash used in operating activities of $12.2 million for the six months ended July 3, 2021. The primary driver of this cash used in operating activities is attributed to an increase in working capital associated with our Telecom segment period over period as well as accrued transaction expense, settled at the close of the SPAC transaction.

Investing Activities

Net cash used in the Company’s investing activities was $0.1 million for the six months ended July 2, 2022, compared with net cash used of $21.2 million for the six months ended July 3, 2021. The primary driver of the change is attributed to cash paid related to the FNS acquisition for the prior year’s quarter.

Financing Activities

Net cash provided by the Company’s financing activities decreased to $57.7 million for the six months ended July 2, 2022, compared to net cash provided by financing activities of $73.3 million for the six months ended July 3, 2021. The primary driver of the change in cash inflows is attributable to the increase in repayments to the line of credit, payments to settle the acquisition related debt, along with payments related to the equity issuance costs, offset by activity related to the Business Combination that resulted in $124.7 million of proceeds from the issuance of the Senior unsecured convertible notes and the issuance of common stock.

Critical Accounting Policies and Estimates

The following is not intended to be a comprehensive list of all our accounting policies. Our significant accounting policies are more fully described in Note 1: Nature of Business and Summary of Significant Accounting Policies to the condensed consolidated financial statements. The discussion and analysis of our financial conditions and results of operations is based on our condensed consolidated financial statements. These statements have been prepared in accordance with GAAP. In conformity with GAAP, the preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. Given that management estimates, by their nature, involve judgement regarding future uncertainties, actual results may differ from these estimates if conditions change or if certain key assumptions used in making these estimates ultimately proven to be inaccurate.

We believe the following critical accounting policies contain the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

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

Concentration of Credit Risk

We have established relationships with many leading telecommunications carriers, cable providers and utility companies. For the three and six months ended July 2, 2022, our customer base was concentrated with the top three customers accounting for approximately 42%, 16% and 13% of our total revenues with related revenues of $77.3 million, $29.8 million and $24.7 million, respectively.  These customers accounted for approximately 28.4%, 24.4%, and 15.6% of our total accounts receivables with related accounts receivable of $69.8 million, $60.0 million, and $38.2 million, respectively, as of July 2, 2022. For the year ended December 31, 2021, our customer base was concentrated with the top four customers accounting for approximately 41%, 11%, 13% and 12% of our total revenues with related revenues of $249.4 million, $69.3 million, $78.4 million and $72.6 million, respectively.  Three of these four customers accounted for approximately 27.1%, 17.2% and 24.2% of our total accounts receivable with related accounts receivable of $56.3 million, $35.8 million and $50.2 million, respectively, as of December 31, 2021.

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

As of and for the three and six months ended July 2, 2022 and July 3, 2021, there were no indications that it was more likely than not that the fair value of a reporting unit was less than its carrying value.  As such, there were no goodwill impairment charges.  For additional information on goodwill, see Note 7: Goodwill and Intangible Assets, to our unaudited condensed consolidated financial statements included elsewhere in this document.

We review long-lived assets, which primarily includes finite-lived intangible assets and property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value. No impairments have occurred during the three and six months ended July 2, 2022 and July 3, 2021. For additional information on the impairment charge, see Note 7: Goodwill and Intangible Assets, to our unaudited condensed consolidated financial statements included elsewhere in this document.

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

Quantitative and Qualitative Disclosure of Market Risks

Interest Rate Risk

Our credit facilities provide a $103.5 million revolving line of credit and $380.0 million of term loan debt. The revolving line of credit bears interest at a variable rate based on either BSBY Loan or a base rate plus an applicable margin with an unused commitment fee paid quarterly.  Interest on the outstanding principal amount, payable in arrears monthly, is based on either an elected Base Rate plus an applicable margin (6.25% at July 2, 2022), or an adjusted BSBY rate, plus an applicable margin, as defined in the agreement.  On the term loan, the Company may elect either a Base Rate plus an applicable rate (10.00% at July 2, 2022), or an adjusted Eurodollar rate, plus an applicable rate (8.54% at July 2, 2022), as defined in the agreement. As of July 2, 2022, we had $39.6 million and $346.7 million of borrowings outstanding under the revolving facility and term loan, respectively. Further increases in the interest rate set by the Federal Reserve Bank will increase our interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a 15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of July 2, 2022.

Changes in Internal Control over Financial Reporting

During the quarter ended July 2, 2022, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a 15(d) or 15d 15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On August 5, 2022, Raul Deju, age 76, notified the board of directors (the "Board") of the Company that he will resign as a director of the Company, effective August 8, 2022. The resignation of Dr. Deju, who currently serves as chairman of the Nominating and Corporate Governance Committee, did not result from any disagreement with the Company. The Board wishes to thank Dr. Deju for his service on the Board and to the Company.

On August 8, 2022, the Board appointed Sam Totusek to fill the vacancy on the Board left by Dr. Deju, who was a Class III director. Mr. Totusek was therefore appointed as a Class III director, with his term expiring at the Company’s annual meeting of stockholders to be held in 2024. Mr. Toutsek was also appointed to fill Dr. Deju’s vacancy on the Nominating and Corporate Governance Committee. Mr. Totusek is a Vice President at Brightstar Capital Partners (“BCP”), which, with its affiliates, owns a majority of the voting power of the Company’s Class A Common Stock.

As Mr. Totusek is affiliated with BCP, he will not receive any compensation for his service as a director. There is no arrangement or understanding between Mr. Totusek and any other person pursuant to which he was selected as a director. Mr. Totusek does not have any direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

Also on August 8, 2022, the Board appointed current-director Maha Eltobgy to serve as a member and the chairwoman of the Nominating and Corporate Governance Committee.

ITEM 6. EXHIBITS.

Exhibit Number	Description
10.1*	First Supplemental Indenture Agreement dated July 28. 2022, by and among QualTek Services, Inc. and Wilmington Trust National Association
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	INLINE XBRL INSTANCE DOCUMENT
101.SCH*	INLINE XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	INLINE XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*    Filed herewith.

**  Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUALTEK SERVICES INC.

/s/ Christopher S. Hisey
Christopher S. Hisey
Chief Executive Officer
(Principal Executive Officer)
Date: August 8, 2022

/s/ Adam Spittler
Adam Spittler
Principal Financial Officer
(Principal Financial and Accounting Officer)
Date: August 8, 2022