Form 10-Q
period 2022-10-01
QualTek Services Inc.
filed 2022-11-15
CIK 1839412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended: October 1, 2022
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ________ to ______
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
☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,805,659 shares of Class A Common Stock, $0.0001 par value, and 23,304,200 shares of Class B Common Stock, $0.0001 par value, outstanding as of November 7, 2022.

i

Cautionary Statement About Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain forward-looking statements for purposes of the safe harbor provisions under the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by words such as “plan,” “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project,” “continue,” “could,” “may,” “might,” “possible,” “potential,” “predict,” “should,” “would” and other similar words and expressions, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements are based on the current expectations of the management of QualTek, as applicable and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of such statement. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Factors that may impact such forward-looking statements include, but are not limited to, the following:

•our limited operating history as a combined company makes it difficult to evaluate our current business and future prospects;
•our management team's limited experience managing a public company;
•the highly competitive industries that the Company serves, which are also subject to rapid technological and regulatory changes, as well as customer consolidation;
•unfavorable market conditions, market uncertainty, public health outbreaks such as the COVID-19 pandemic and/or economic downturns;
•failure to properly manage projects, or project delays;
•failure to recover adequately on charges against project owners, subcontractors or suppliers for payment or performance;
•the loss of one or more key customers, or a reduction in their demand for the Company's services;
•our ability to maintain an appropriately sized workforce;
•our ability to prevent or recover from the operational and physical hazards our business is subject to;
•the Company's backlog being subject to cancellation and unexpected adjustments;
•the seasonality of the Company's business, which is affected by the spending patterns of the Company's customers and timing of governmental permitting, as well as weather conditions and natural catastrophes;
•system and information technology interruptions and/or data security breaches;
•failure to comply with environmental laws;
•the Company's significant amount of debt, which could adversely affect its business, financial condition and results of operations or could affect its ability to access capital markets in the future, and may prevent the Company from engaging in transactions that might be beneficial due to restrictive debt covenants; and
•the Company's status as a "controlled company" within the meaning of the NASDAQ rules and, as a result, qualifying for exemptions from certain corporate governance requirements, as a result of which you will not have the same protections afforded to stockholders of companies that are subject to such requirements.

Should one or more of these risks or uncertainties materialize or should any of the assumptions made by the management of QualTek prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Except to the extent required by applicable law or regulation, QualTek undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report to reflect the occurrence of unanticipated events.
ii

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
QUALTEK SERVICES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited - in thousands, except share and per share information)

	October 1, 2022	December 31, 2021
Assets
Current assets:
Cash	$735	$606
Accounts receivable, net of allowance for doubtful accounts of $2,778 and $5,614, respectively	286,898	201,845
Inventories, net	11,568	5,409
Prepaid expenses	10,575	12,140
Other current assets	1,914	6,523
Total current assets	311,690	226,523
Property and equipment, net of accumulated depreciation of $39,344 and $29,515, respectively	54,671	50,682
Intangible assets, net	332,216	364,174
Goodwill	28,653	28,723
Other non-current assets	1,842	1,657
Total assets	$729,072	$671,759
Liabilities and Deficit
Current liabilities:
Current portion of long-term debt and capital lease obligations	$22,440	$127,375
Accounts payable	95,417	60,726
Accrued expenses	49,944	52,986
Other current liabilities	24,520	26,120
Total current liabilities	192,321	267,207
Capital lease obligations, net of current portion	19,180	19,851
Long-term debt, net of current portion	545,445	418,813
Tax receivable agreement liabilities	32,972	—
Other non-current liabilities	8,332	32,866
Total liabilities	798,250	738,737
Commitments and contingencies (Notes 8 and 16)
Deficit:
Class A common stock, $0.0001 par value; 500,000,000 shares authorized, 24,446,284 issued and outstanding at October 1, 2022; 11,923,941 shares authorized, issued, and outstanding at December 31, 2021	2	1
Class B common stock, $0.0001 par value; 500,000,000 shares authorized, 26,663,575 issued and outstanding at October 1, 2022; 13,085,488 shares authorized, issued, and outstanding at December 31, 2021	3	1
Additional paid-in capital	178,857	252,593
Accumulated deficit	(209,832)	(320,080)
Non-controlling interest	(38,208)	—
Accumulated other comprehensive income	—	507
Total deficit	(69,178)	(66,978)
Total liabilities and deficit	$729,072	$671,759
See notes to the condensed consolidated financial statements.

QUALTEK SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited - in thousands, except share and per share information)

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Revenue	$216,120	$215,462	$548,503	$465,184
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	188,108	157,157	484,393	372,496
General and administrative	3,890	9,495	42,668	33,418
Transaction expenses	137	1,423	10,725	2,875
Depreciation and amortization	14,892	13,491	44,452	39,136
Total costs and expenses	207,027	181,566	582,238	447,925
Income (loss) from operations	9,093	33,896	(33,735)	17,259
Other income (expense):
Gain on sale/disposal of property and equipment	3	210	2,063	514
Interest expense	(16,016)	(14,640)	(41,444)	(35,778)
Loss on extinguishment of convertible notes	—	—	—	(2,436)
Total other expense	(16,013)	(14,430)	(39,381)	(37,700)
(Loss) income from continuing operations	(6,920)	19,466	(73,116)	(20,441)
Loss from discontinued operations	—	(4,985)	—	(8,114)
Net (loss) income	(6,920)	14,481	(73,116)	(28,555)
Less: Net loss attributable to non-controlling interests	(3,778)	—	(53,256)	—
Net (loss) income attributable to QualTek Services Inc.	(3,142)	14,481	(19,860)	(28,555)
Other comprehensive income:
Foreign currency translation adjustments	—	(97)	—	75
Comprehensive (loss) income	$(3,142)	$14,384	$(19,860)	$(28,480)
Earnings per share:
	Three months ended October 1, 2022	Three months ended October 2, 2021	February 14, 2022 through October 1, 2022	Nine months ended October 2, 2021
Net (loss) income per share - continuing operations - basic	$(0.13)	$1.63	$(0.81)	$(1.86)
Net (loss) income per share - continuing operations - diluted	$(0.13)	$0.71	$(0.85)	$(1.86)
Net loss per share - discontinued operations - basic and diluted	$—	$(0.42)	$—	$(0.69)
Weighted average Class A common shares outstanding - basic	22,171,350	11,923,941	22,171,350	11,839,015
Weighted average Class A and B common shares outstanding - diluted	44,998,748	27,280,400	44,998,748	11,839,015
See notes to the condensed consolidated financial statements.

QUALTEK SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited - in thousands, except share information)

	Class A Shares		Class B Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2021	11,923,941	$1	13,085,488	$1	$252,593	$(320,080)	$507	$—	$(66,978)
Adoption of ASU 2020-06	—	—	—	—	(12,270)	8,861	—	—	(3,409)
Share based compensation	—	—	462,572	—	6,711	—	—	—	6,711
Business Combination	12,522,343	1	13,115,515	2	(35,621)	121,247	(507)	15,048	100,170
Tax receivable agreement liability	—	—	—	—	(34,092)	—	—	—	(34,092)
Net loss	—	—	—	—	—	(5,000)	—	(35,547)	(40,547)
Balance, April 2, 2022	24,446,284	$2	26,663,575	$3	$177,321	$(194,972)	$—	$(20,499)	$(38,145)
Share based compensation	—	—	—	—	1,114	—	—	—	1,114
Net loss	—	—	—	—	—	(11,718)	—	(13,931)	(25,649)
Balance, July 2, 2022	24,446,284	$2	26,663,575	$3	$178,435	$(206,690)	$—	$(34,430)	$(62,680)
Share based compensation	—	—	—	—	422	—	—	—	422
Net loss	—	—	—	—	—	(3,142)	—	(3,778)	(6,920)
Balance, October 1, 2022	24,446,284	$2	26,663,575	$3	$178,857	$(209,832)	$—	$(38,208)	$(69,178)

	Preferred Shares		Class A Shares		Class B Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2020	25,000	$25,000	10,989,751	$1	11,173,776	$1	$208,322	$(204,086)	$396	$29,634
Issuance of Common Stock	—	—	934,190	—	683,344	—	15,000	—	—	15,000
Issuance of Common Stock - non-return	—	—	—	—	—	—	367	—	—	367
Beneficial conversion feature on convertible notes	—	—	—	—	—	—	4,946	—	—	4,946
Acquisition (see Note 4)	—	—	—	—	176,978	—	2,000	—	—	2,000
Other comprehensive income	—	—	—	—	—	—	—	—	172	172
Net loss	—	—	—	—	—	—	—	(21,206)	—	(21,206)
Balance, April 3, 2021	25,000	$25,000	11,923,941	$1	12,034,098	$1	$230,635	$(225,292)	$568	$30,913
Beneficial conversion feature on convertible notes	—	—	—	—	—	—	11,958	—	—	11,958
Paid in kind preferred unit distribution	—	5,568	—	—	—	—	—	(5,568)	—	—
Preferred shares exchanged for convertible notes	(25,000)	(30,568)	—	—	—	—	—	—	—	(30,568)
Net loss	—	—	—	—	—	—	—	(21,830)	—	(21,830)
Balance, July 3, 2021	—	$—	11,923,941	$1	12,034,098	$1	$242,593	$(252,690)	$568	$(9,527)
Other Comprehensive loss	—	—	—	—	—	—	—	—	(97)	(97)
Net income	—	—	—	—	—	—	—	14,481	—	14,481
Balance, October 2, 2021	—	$—	11,923,941	$1	12,034,098	$1	$242,593	$(238,209)	$471	$4,857
See notes to the condensed consolidated financial statements.

QUALTEK SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - in thousands)

	For the Nine Months Ended
	October 1, 2022	October 2, 2021
Cash flows from operating activities:
Net loss	$(73,116)	$(28,555)
Loss from discontinued operations	—	8,114
Adjustments:
Depreciation and amortization	44,452	46,106
Loss on extinguishment of convertible notes	—	2,436
Amortization of debt issuance costs	4,075	3,201
Change in fair value of contingent consideration	(11,763)	(4,544)
Stock-based compensation	8,247	—
Provision for bad debt expense	(683)	2,539
Gain on disposal of property and equipment	(2,063)	(514)
Accretion from contingent consideration	1,050	—
Other	(2,331)	—
Changes in assets and liabilities:
Accounts receivable	(84,370)	(63,484)
Inventories	(6,159)	290
Prepaid expenses and other assets	5,990	(4,586)
Accounts payable and accrued liabilities	34,193	8,729
Contract liabilities	1,167	(2,691)
Net cash used in operating activities from continuing operations	$(81,311)	$(32,959)
Net cash used in operating activities from discontinued operations	—	(3,011)
Net cash used in operating activities	$(81,311)	$(35,970)
Cash flows from investing activities:
Purchases of property and equipment	(4,392)	(2,202)
Proceeds from sale of property and equipment	2,971	726
Acquisition of businesses, net of cash acquired (see Note 4)	—	(37,057)
Net cash used in investing activities from continuing operations	$(1,421)	$(38,533)
Net cash provided by investing activities from discontinued operations	—	$2,178
Net cash used in investing activities	$(1,421)	$(36,355)
Cash flows from financing activities:
Proceeds from line of credit	569,410	435,370
Repayment of line of credit	(554,820)	(398,965)
Proceeds from convertible notes – related party	—	5,000
Repayment of convertible notes – related party	—	(5,000)
Proceeds from convertible notes – June 2021	—	44,400
Proceeds from senior unsecured convertible notes	124,685	—
Repayment of long-term debt	(7,173)	(7,173)
Repayment of acquisition debt	(39,718)	—
Repayment of promissory note	(500)	—
Payments for financing fees	(8,928)	(2,220)
Payments of capital leases	(11,916)	(7,000)
Proceeds from issuance of common stock	36,948	—
Proceeds from issuance of preferred units	—	15,367
Payments for equity issuance costs	(24,999)	—
Tax distributions to members	(128)	—
Net cash provided by financing activities from continuing operations	$82,861	$79,779
Net cash used in financing activities from discontinued operations	—	(911)
Net cash provided by financing activities	$82,861	$78,868
Effect of foreign currency exchange rate (translation) on cash	—	(35)
Net increase in cash	$129	$6,508
Cash:
Beginning of period	606	169
End of period	$735	$6,677
Balances included in the condensed consolidated balance sheets:
Cash	$735	$5,405
Cash included in current assets of discontinued operations	—	1,272
Cash at end of period	$735	$6,677
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Assets acquired under capital leases from continuing operations	$11,030	$948
See notes to the condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1.    Nature of Business and Summary of Significant Accounting Policies

Nature of Business: QualTek Services, Inc. (f/k/a Roth CH Acquisition III Co. ("ROCR")) (collectively with its consolidated subsidiaries, "QualTek", the "Company", "we", "our", or "us") is a leading provider of communication infrastructure services and renewable solutions, delivering a full suite of critical services to major telecommunications and utility customers across the United States.
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
On February 14, 2022, QualTek Services Inc. completed the Business Combination (the “Business Combination”) with QualTek HoldCo, LLC ("QualTek HoldCo") (f/k/a BCP QualTek HoldCo, LLC), a Delaware limited liability company (“BCP QualTek”) (the “Closing”), pursuant to the Business Combination Agreement (the “Business Combination Agreement”) dated as of June 16, 2021, by and among (i) ROCR, (ii) Roth CH III Blocker Merger Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of ROCR (“Blocker Merger Sub”), (iii) BCP QualTek Investors, LLC, a Delaware limited liability company (the “Blocker”), (iv) Roth CH III Merger Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of ROCR (“Company Merger Sub”), (v) BCP QualTek and (vi) BCP QualTek, LLC, a Delaware limited liability company, solely in its capacity as representative of the Blocker’s equity holders and BCP QualTek’s equity holders.
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

On February 14, 2022, in connection with the Closing of the Business Combination, the Company:
–entered into an indenture (the “Indenture”) with Wilmington Trust, National Association, as trustee, and certain guarantors party thereto, including, among others, certain subsidiaries of the Company, in respect of $124,685 thousand in aggregate principal amount of senior unsecured convertible notes due 2027 (“Convertible Notes”, see Note 8-Debt and Capital Lease Obligations) that were issued to certain investors (collectively, the “Convertible Note Investors”). The Convertible Notes were purchased by the Convertible Note Investors pursuant to certain convertible note subscription agreements, dated as of February 14, 2022, between the Company and each of the Convertible Note Investors (collectively, the “Convertible Note Subscription Agreements”);
–received $35,915 thousand in aggregate consideration from Private Investment in Public Equity (“PIPE”) Subscribers Investors in exchange for 3,989 thousand shares of Class A common stock, pursuant to PIPE Subscription Agreements (“PIPE Financing”);
–received $1,033 thousand from ROCR at closing, comprised of $1,004 thousand from the trust account for 100 thousand shares that were not redeemed by the public shareholders and $29 thousand of cash from ROCR's closing balance sheet;
–issued 2,275 thousand shares of Class A Common Stock (“Blocker Owner Earnout Shares”) and 3,836 thousand shares of Class B Common Stock (“Earnout Voting Shares”) (collectively, the “Earnout Shares”) that are subject to certain restriction on transfer and voting and potential forfeiture pending the achievement of the earn out targets;
–converted Convertible notes – June 2021 (see Note 8-Debt and Capital Lease Obligations) into 2,875 thousand shares of Class A common stock and 4,063 thousand shares of Class B common stock;
–assumed 2,875 thousand Public Warrants and 102 thousand Private Placement Warrants sold by ROCR as part of its initial public offering;
–fully repaid $34,718 thousand of acquisition debt (see Note 8-Debt and Capital Lease Obligations) plus accrued interest with the proceeds from the transaction;
–paid down $73,000 thousand of debt associated with the line of credit (see Note 8-Debt and Capital Lease Obligations);
–paid down $500 thousand of ROCR's promissory note; and
–pursuant to the Tax Receivable Agreement (“TRA”) entered into by and between the Company, QualTek HoldCo, LLC, the TRA Holders (as defined in the TRA) and the TRA Holder Representative (as defined in the TRA), the Company will be required to pay the TRA Holders 85% of the amount of savings, if any, that the Company is deemed to realize in certain circumstances as a result of certain tax attributes that exist following the Business Combination and that are created thereafter, including as a result of payments made under the TRA. Refer to Note 14-Tax Receivable Agreement regarding the disclosures of the impact of the TRA as of the Closing Date and as of October 1, 2022.
The Business Combination is accounted for as a reverse recapitalization in accordance with accounting principles generally accepted in the United States of America (“GAAP”) with QualTek HoldCo treated as the accounting acquirer. Accordingly, our consolidated financial statements represent a continuation of the financial statements of QualTek HoldCo with net assets of QualTek Services Inc. stated at historical cost. Following the closing of the Business Combination, the combined company is organized in an “Up-C” structure in which QualTek Services Inc. became the sole managing member of QualTek HoldCo and therefore, operates and controls all of the business and affairs of QualTek HoldCo. Accordingly, QualTek Services Inc. consolidates the financial results of QualTek HoldCo, and reports a non-controlling interest in its consolidated financial statements representing the economic interest in QualTek HoldCo owned by the members, other than the Blocker, of QualTek HoldCo referred to as the “Flow-Through Sellers.” As of October 1, 2022, the Company owned an economic interest of approximately 45% in QualTek HoldCo. The remaining approximately 55% economic interest is owned by the Flow-Through Sellers.
Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP, under the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and on a basis consistent with the audited consolidated financial statements and related notes thereto of QualTek HoldCo and its consolidated subsidiaries as of and for the year ended December 31, 2021. The consolidated balance sheet of QualTek HoldCo as of December 31, 2021, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with such audited consolidated financial statements and related notes thereto of QualTek HoldCo, which are included in the Company’s Form 8-K filed with the SEC on September 16, 2022 (the "Form 8-K").
These unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments unless otherwise noted) that management considers necessary for a fair statement of the Company’s results of operations, comprehensive loss, financial condition, cash flows and stockholders’ equity for the interim periods presented. Due to the seasonal nature of the Company's business, interim results are not necessarily indicative of the results to be expected for the full year.

Certain prior-year information has been reclassified to conform to the current-year presentation for comparability purposes.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of presentation contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business.

During 2022, the Company’s interest costs have increased as a result of the Federal Reserve raising interest rates as well as the result of certain amendments to the Company’s credit facility. This increased interest cost will make it more difficult for the Company to meet its financial covenants in the future.

The ability of the Company to continue as a going concern is subject to a number of risks, including uncertainty related to a dependence on outside sources of capital and operating in an increased interest rate environment. The attainment of profitable operations is dependent on future events, including obtaining adequate financing to fulfill growth initiatives and operating activities, generating adequate profitability to support the current debt structure and reorganizing the capital structure, including maintaining adequate availability under our line of credit to fund ongoing operations.

The Company’s capital requirements will depend on several factors. The Company’s plans to mitigate against these factors include improving profitability within the Company’s Telecom Segment, working to achieve a more sustainable leverage model and reviewing funding sources to support the Company’s business plan and current backlog.

Based on evaluation of the significance of the conditions described above, there is substantial doubt the Company will have sufficient funds to meet its obligations within one year from the date the condensed consolidated financial statements were issued and continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates are based on historical experience and various other assumptions that management believes to be reasonable under the current facts and circumstances. Actual results could differ from those estimates and assumptions.

Emerging Growth Company: The Company is an “Emerging Growth Company (“EGC”),” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it is exempted from certain reporting requirements that are applicable to other public companies that are not EGCs including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(l) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised, it will have different application dates for public or private companies, the Company, as an EGC, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an EGC nor an EGC which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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
Summary of Significant Accounting Policies: The Company’s significant accounting policies are discussed in Note 1 to BCP QualTek’s consolidated financial statements in the Form 8-K filed with the SEC on September 16, 2022. There have been no significant changes to these policies which have had a material impact on the Company’s interim unaudited consolidated financial statements and related notes during the three and nine months ended October 1, 2022, except as noted below.
Principles of Consolidation: For the periods subsequent to the Business Combination, the condensed consolidated financial statements comprise the accounts of the Company and its consolidated subsidiaries, including QualTek HoldCo.
For the periods prior to the Business Combination, the consolidated financial statements of the Company comprise the accounts of QualTek HoldCo and its consolidated subsidiaries.
All intercompany accounts and transactions have been eliminated in consolidation.
Non-controlling Interests: The Company presents non-controlling interests as a component of equity on its unaudited condensed consolidated balance sheets and reports the portion of its loss for non-controlling interests as net loss attributable to non-controlling interests in the unaudited condensed consolidated statements of operations and comprehensive loss. For the periods subsequent to the Business Combination, the non-controlling interests represent the economic interest in QualTek Holdco held by the Flow-through Sellers (see Note 11-Equity).
Stock-Based Compensation: The Company provides the QualTek Services Inc. 2022 Long-Term Incentive Plan (the “LTIP”), which was adopted by the Board of Directors and was approved by the Company’s stockholders on February 14, 2022. The Company measures all stock-based awards granted to employees based on the fair value on the date of grant in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”). Compensation expense of those awards is recognized over the requisite service period, which is generally the vesting period of the respective award. Generally, the Company issues awards with service-only vesting conditions and records the expense using the straight-line method. The Company accounts for forfeitures as they occur. The Company uses the Black-Scholes option-pricing model to determine the fair value of its option awards at the time of grant. The Company classifies stock-based compensation expense in its unaudited condensed consolidated statements of operations in the same manner in which the award recipient’s payroll costs are classified.
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
Tax Receivable Agreement Liabilities: The TRA liabilities represent amounts payable to the Flow-through Sellers. The TRA liabilities are carried at a value equal to the undiscounted expected future payments due under the TRA. The Company recorded its initial estimate of future payments as an increase in TRA liabilities and a decrease to additional paid-in capital in the consolidated financial statements. Subsequent adjustments to the liabilities for future payments under the TRA related to changes in estimated future tax rates or state income tax apportionment are recognized through current period net loss in the consolidated statements of operations and comprehensive loss. See Note 14-Tax Receivable Agreement.
Basic and Diluted Loss Per Share: The Company applies the two-class method for calculating and presenting loss per share, and separately presents loss per share for Class A Common Stock. Shares of Class B Common Stock do not participate in the earnings and losses of the Company. As a result, the shares of Class B Common Stock are not considered participating securities and are not included in the weighted-average shares outstanding for purposes of loss per share. The Company has issued and outstanding Earnout Shares, including the Blocker Owner Earnout Shares and Earnout Voting Shares, which are subject to forfeiture if the achievement of certain stock price thresholds are not met within five years of the Business Combination. The basic and diluted net loss per share is presented in conformity with the two-class method required for participating securities, as the Blocker Owner Earnout Shares are considered participating securities. Unvested Blocker Owner Earnout Shares are not included in the denominator of the basic and diluted loss per share calculation until the contingent condition is met. The Earnout Voting Shares are not considered participating securities and are not included in the weighted-average shares outstanding for purposes of calculating loss per share.
Warrant Accounting: The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.
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
Earnout Shares: During the five-year period following the closing of the Business Combination (the “Earnout Period”), (i) if the closing sale price per share of Class A Common Stock equals or exceeds $15.00 per share for 20 trading days during any 30 consecutive trading day period, 50% of the Earnout Shares will be earned, and (ii) if the closing sale price per share of Class A Common Stock equals or exceeds $18.00 per share for 20 trading days during any 30 consecutive trading day period, the remaining 50% of the Earnout Shares will be earned. Once the Earnout Shares are earned, they are no longer subject to the restrictions on transfer and voting.

The Earnout Shares are considered legally issued and outstanding shares of common stock subject to restrictions on transfer and voting and potential forfeiture pending the achievement of the earn out targets described above. The Company evaluated the Earnout Shares and concluded that they meet the criteria for equity classification. The Earnout Shares were classified in stockholders’ equity, recognized at fair value upon the closing of the Business Combination and will not be subsequently remeasured.
Convertible Instruments: In August 2020, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which is intended to reduce complexity in applying GAAP to certain financial instruments with characteristics of liabilities and equity. The guidance in ASU 2020-06 simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock. The guidance in ASC 470-20 applies to convertible instruments for which the embedded conversion features are not required to be bifurcated from the host contract and accounted for as derivatives. In addition, the amendments revise the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification. These amendments are expected to result in more freestanding financial instruments qualifying for equity classification (and, therefore, not accounted for as derivatives), as well as fewer embedded features requiring separate accounting from the host contract. The amendments in ASU 2020-06 further revise the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (“EPS”) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares.
For the Company, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. Adoption of the standard requires using either a modified retrospective or a full retrospective approach.
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
The Company applied ASU-2020-06 to all outstanding financial instruments as of January 1, 2022 (the date of adoption of ASU 2020-06). The Convertible Notes-June 2021 (see Note 8-Debt and Capital Lease Obligations) issued on June 16, 2021 was the only outstanding financial instrument affected by this new accounting standard as of January 1, 2022. Therefore the application of ASU-2020-06 to this convertible note payable was used to determine the cumulative effect of the adoption of the new accounting standard (see Note 8-Debt and Capital Lease Obligations).
Transaction Costs: The Company incurred $24,999 thousand in direct and incremental costs associated with the Business Combination and PIPE Financing related to the equity issuance, consisting primarily of investment banking, legal, accounting and other professional fees, which were capitalized and charged against the proceeds of the Business Combination and PIPE Financing as a reduction of additional paid-in capital in the accompanying unaudited condensed consolidated balance sheets in accordance with Staff Accounting Bulletin (“SAB”) Topic 5.A, Expenses of Offering. The Company also incurred $137 thousand and $10,725 thousand of expenses for the three and nine months ended October 1, 2022, respectively, and $1,423 thousand and $2,875 thousand of expenses for the three and nine months ended October 2, 2021, respectively, that were not direct and incremental costs and accordingly, were recorded in "Transaction expenses" on condensed consolidated statements of operations and comprehensive loss.
Recent accounting pronouncements: In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), requiring an entity to recognize assets and liabilities arising from operating leases with terms longer than 12 months. The updated standard replaces most existing lease recognition guidance in GAAP when it becomes effective. The updated standard is effective for annual reporting periods beginning after December 15, 2021. We have adopted this standard effective January

1, 2022, for non-interim periods, with the impact resulting in the Company recognizing right-of-use assets and operating lease liabilities on our balance sheets upon adoption, which increases our total assets and liabilities.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU No. 2016-13”), which requires the measurement and recognition of expected credit losses for certain financial assets, including trade accounts receivable. ASU No. 2016-13 replaces the existing incurred loss impairment model with an expected loss model that requires the use of relevant information, including an entity’s historical experience, current conditions and other reasonable and supportable forecasts that affect collectability over the life of a financial asset. The amendments in ASU No. 2016-13 are effective for fiscal years beginning after December 15, 2022, with early adoption permitted. We expect to adopt this standard effective January 1, 2023 and are currently evaluating the impact that the adoption of this new standard will have on our financial statements.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805)—Accounting for Contract Assets and Contract Liabilities from Contracts with Customers to improve the accounting for acquired revenue contracts with customers in business combination by addressing diversity in practice and inconsistency related to (i) the recognition of an acquired contract liability and (ii) payment terms and their effect on subsequent revenue recognized by the acquirer. This amendment requires that, at acquisition date, an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) as if it had originated the contracts, while also taking into account how the acquiree applied ASC 606. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023, with early adoption permitted. We are currently evaluating the effect that the updated standard will have on our financial statements.
Note 2.    Earnings Per Share
Prior to the Business Combination, the QualTek HoldCo membership structure included Class A Units, Preferred Class B Units, and Class P Units with only Class A Units outstanding upon the Closing of the Business Combination. The Company analyzed the calculation of net loss per unit for periods prior to the Business Combination and determined that it resulted in values that would not be meaningful to the users of these unaudited condensed consolidated financial statements. Therefore, the basic and diluted loss per share for the nine months ended October 1, 2022 represents only the period from February 14, 2022 to October 1, 2022.
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

The following tables present the calculation of basic and diluted loss per share for the three months ended October 1, 2022 and for the period from February 14, 2022 to October 1, 2022 following the Business Combination when the Company had Class A common stock outstanding (in thousands, except share and per share data):

Basic:
	Three months ended October 1, 2022	February 14, 2022 through October 1, 2022

Numerator:
Net loss	$(6,920)	$(43,513)
Less: Loss attributable to non-controlling interests	(3,778)	(23,725)
Net loss attributable to QualTek Services Inc.	(3,142)	(19,788)
Less: Loss attributable to participating securities	(292)	(1,841)
Net loss attributable to Class A common shareholders, basic	$(2,850)	$(17,947)

Denominator:
Weighted average Class A common shares outstanding	24,446,284	24,446,284
Less: Weighted average unvested Blocker Owner Earnout Shares outstanding	(2,274,934)	(2,274,934)
Weighted average Class A common shares outstanding, basic	22,171,350	22,171,350

Net loss per share - basic	$(0.13)	$(0.81)

Diluted:
	Three months ended October 1, 2022	February 14, 2022 through October 1, 2022

Numerator:
Net loss	$(6,920)	$(43,513)
Less: Loss attributable to non-controlling interests	(544)	(3,418)
Net loss attributable to Class A and B common shareholders, diluted	(6,376)	(40,095)
Less: Loss attributable to participating securities	(307)	(1,930)
Net loss attributable to Class A common shareholders, diluted	$(6,069)	$(38,165)

Denominator:
Weighted average Class A common shares outstanding	24,446,284	24,446,284
Less: weighted average unvested Blocker Owner Earnout Shares outstanding	(2,274,934)	(2,274,934)
Add: Weighted-average Class B common shares if converted to Class A common shares outstanding (excluding Earnout Voting shares)	22,827,398	22,827,398
Weighted average Class A and B common shares outstanding, diluted	44,998,748	44,998,748

Net loss per share - diluted	$(0.13)	$(0.85)

The condensed consolidated statements of operations and comprehensive loss reflect a net loss in the period presented and therefore the effect of the following securities are not included in the calculation of diluted loss per share as including them would have had an anti-dilutive effect:

	Three months ended October 1, 2022	February 14, 2022 through October 1, 2022
Excluded from the calculation (1)
Stock options	5,161,375	5,161,375
Private Placement Warrants	101,992	101,992
Public Warrants	2,874,979	2,874,979
Convertible Notes	12,468,500	12,468,500
Total potentially dilutive shares excluded from calculation	20,606,846	20,606,846
____________________________________
(1)This table excludes Earnout Voting Shares as the earn out contingency has not been met at period end.

	Three months ended October 2, 2021	Nine months ended October 2, 2021
Numerator
Income (loss) from continuing operations	$19,466	$(20,441)
Loss from discontinued operations	(4,985)	(8,114)
Net income (loss)	14,481	(28,555)
Less: accrued preferred return	—	1,638
Net income (loss) attributable to Class A common shareholders - basic and diluted	$14,481	$(30,193)

Denominator
Weighted average Class A common shares outstanding - basic	11,923,941	11,839,015
Add: weighted average Class B common shares if converted to Class A common shares	12,034,098	—
Add: Pre-PIPE Notes	3,322,361	—
Weighted average Class A and B common shares outstanding - diluted	27,280,400	11,839,015

Continuing operations - basic	$1.63	$(1.86)
Continuing operations - diluted	$0.71	$(1.86)
Discontinued operations - Class A - basic and diluted	$(0.42)	$(0.69)
Net income (loss) - basic	$1.21	$(2.55)
Net income (loss) - diluted	$0.30	$(2.55)

Nine months ended October 2, 2021
Excluded from the calculation
Class B common stock	12,034,098
Pre-PIPE Notes	3,322,361
Total potentially dilutive shares excluded from calculation	15,356,459
Note 3.    Discontinued Operations
At the end of the third quarter of 2021, we suspended all operations associated with our Canadian subsidiary within the Telecom segment, which ceased our foreign operations. The disposition of the Canadian subsidiary was considered a strategic shift that had a major effect on our operations and financial results. As a result of the suspension of operations, any new business with customers was terminated and remaining orders were canceled/settled.
The following table presents the aggregate carrying amounts of the classes of assets and liabilities of discontinued operations included in "Other current assets" and "Other current liabilities" on the condensed consolidated balance sheets (in thousands). The amounts at October 1, 2022 were not material.

December 31, 2021
Carrying amounts of assets included as part of discontinued operations:
Cash	$1,545
Accounts receivable, net of allowance	1,292
Other current assets	1,665
Total current assets of discontinued operations	$4,502
Carrying amounts of liabilities included as part of discontinued operations:
Current portion of long-term debt and capital lease obligations	$14
Accounts payable	559
Accrued expenses	1,475
Total current liabilities of discontinued operations	$2,048
The financial results are presented as loss from discontinued operations on the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	For The Three Months Ended October 2, 2021	For The Nine Months Ended October 2, 2021
Revenue	$454	$5,850
Costs and expenses:
Cost of revenues	696	8,025
General and administrative	133	275
Depreciation and amortization	5,690	6,667
Total costs and expenses	6,519	14,967
Loss from operations of discontinued operations	(6,065)	(9,117)
Other expense:
Gain on sale/disposal of property and equipment	1,101	1,101
Interest expense	(21)	(98)
Loss from discontinued operations	$(4,985)	$(8,114)
Note 4.    Acquisitions
On January 26, 2021, the Company purchased 100% of the membership interests of Fiber Network Solutions, LLC (“FNS”), a Texas based company that provides new fiber optic construction services, as well as maintenance and repair services to renewable energy, commercial, and utility clientele in the United States. The overall consideration transferred was $20,059 thousand of cash and rollover equity valued at $2,000 thousand. The purchase price is subject to adjustment based upon FNS exceeding predetermined EBITDA thresholds for the years ending 2021, 2022, 2023, and 2024, as defined in the agreement, subject to a maximum additional payment of $20,000 thousand. As of the acquisition date, the fair value of the contingent consideration was determined to be $8,200 thousand. The cash consideration was funded by the issuance of equity, as well as the issuance of convertible notes with the majority member of QualTek HoldCo (see Note 8-Debt and Capital Lease Obligation).
On August 6, 2021, the Company acquired certain assets and liabilities from Broken Arrow Communications, Inc. (“Broken Arrow”), a New Mexico based company that provided a wide variety of services for the installation, construction, and maintenance of wireless communication facilities. The consideration transferred was $5,000 thousand of cash. The purchase price is subject to adjustment based upon Broken Arrow exceeding predetermined crew count and EBITDA thresholds for certain markets for the 5-month period of August 2021 through December 2021 and for the year ending December 31, 2022, as defined in the agreement, subject to a maximum additional payment of $10,000 thousand. As of the acquisition date, the fair value of the contingent consideration was determined to be $7,552 thousand. The cash consideration was funded by the issuance of convertible notes in June 2021 (see Note 8-Debt and Capital Lease Obligation).
On August 30, 2021, the Company purchased 100% of the membership interests of Concurrent Group LLC (“Concurrent”), a Florida based company that provides construction, maintenance, and restoration services for utilities, electric membership co-ops, and municipally owned power providers. The overall consideration transferred was $13,828 thousand of cash, rollover equity valued at $6,000 thousand, and acquisition debt of $14,143 thousand. The purchase price is subject to adjustment based upon Concurrent exceeding predetermined EBITDA thresholds for LTM periods ending at the closing of the third quarter of 2022, 2023 and 2024, as defined in the agreement, subject to a maximum additional payment of $30,000 thousand. As of the acquisition date, the fair value of the contingent consideration was determined to be $7,000 thousand. The cash consideration was funded by convertible notes issued by the Company in June 2021. (see Note 8-Debt and Capital Lease Obligation).
On October 15, 2021, the Company purchased 100% of the membership interests of Urban Cable Technology, LLC (“Urban Cable”), a Pennsylvania based company that provides a range of services, including aerial and underground construction, engineering, multiple dwelling units wiring and rewiring, and fiber placement to broadband and telecom cable operators. The overall consideration transferred was $8,436 thousand of cash and rollover equity valued at $4,000 thousand. The purchase price is subject to adjustment based upon Urban Cable exceeding predetermined EBITDA for the years ending 2021, 2022, 2023, and 2024, as defined in the agreement. As of the acquisition date, the fair value of the contingent consideration was determined to be $3,450 thousand. The cash consideration was funded by line of credit.
The acquisitions were recognized as business combinations with FNS and associated goodwill reporting within our Renewables and Recovery Logistics Segment and Broken Arrow, Concurrent, and Urban Cable and associated goodwill reporting within our Telecom Segment. The identifiable assets acquired and liabilities assumed were recorded at their estimated fair values on the acquisition dates. Goodwill resulted from expected synergies and revenue growth from combining operations with the Company. The goodwill recognized from these acquisitions is not expected to be deductible for income tax purposes.

The following table summarizes the final fair value of the assets and liabilities acquired at the date of the acquisitions (in thousands):

	FNS	Broken Arrow	Concurrent	Urban Cable
Purchase consideration:
Cash paid	$20,059	$5,000	$13,828	$8,436
Rollover equity	2,000	—	6,000	4,000
Contingent consideration	8,200	7,552	7,000	3,450
Acquisition debt	—	—	14,143	—
Due from seller	—	—	(510)	(151)
	$30,259	$12,552	$40,461	$15,735
Purchase price allocations:
Cash	$—	$—	$1,289	$185
Accounts receivable	—	5,126	8,458	3,695
Inventories	—	133	25	—
Prepaid expenses	—	94	—	14
Other current assets	—	—	10	28
Property and equipment	9,978	219	5,263	1,361
Other long-term assets	—	32	60	—
Customer relationships	17,370	5,750	22,330	10,910
Trademarks and trade names	270	80	760	340
Goodwill	8,082	5,319	8,552	799
	35,700	16,753	46,747	17,332
Accounts payable	—	(1,987)	(1,938)	(1,184)
Accrued expenses	—	(156)	(799)	(323)
Contract liabilities	—	(2,058)	(367)	—
Capital lease obligations	(5,441)	—	(3,182)	(90)
	$30,259	$12,552	$40,461	$15,735
The measurement period adjustments made during 2022 and direct acquisition-related expenses associated with these acquisitions were not material.

Note 5.    Property and Equipment
Property and equipment consisted of the following (in thousands):

	October 1, 2022	December 31, 2021
Office furniture	$2,130	$1,382
Computers	2,279	1,856
Machinery, equipment and vehicles	26,522	17,331
Land	140	140
Building	340	340
Leasehold improvements	5,159	4,552
Software	2,418	2,320
Assets under capital lease	53,649	50,941
Construction in process	1,378	1,335
	94,015	80,197
Less: accumulated depreciation	(39,344)	(29,515)
Property and equipment, net	$54,671	$50,682
Property and equipment include assets acquired under capital leases of $53,649 thousand and $50,941 thousand and accumulated depreciation of $16,446 thousand and $14,899 thousand as of October 1, 2022 and December 31, 2021, respectively. Depreciation expense was $4,132 thousand and $11,745 thousand for the three and nine months ended October 1, 2022, respectively, and was $2,485 thousand and $9,418 thousand for the three and nine months ended October 2, 2021, respectively.
Note 6.    Accounts Receivable, Contract Assets and Liabilities, and Customer Credit Concentration
The following provides further details on the condensed consolidated balance sheet accounts of accounts receivable, contract assets and contract liabilities.
Accounts Receivable
The Company is party to non-recourse financing arrangements in the ordinary course of business, under which certain receivables are settled with the customer’s bank in return for a nominal fee. Discount charges related to these arrangements, which are included within interest expense, were not material in all periods presented.
Contract Assets and Liabilities
Contract assets represent our right to consideration from our customers when such right is conditioned on something other than the passage of time. Contract assets, which primarily consist of retainage (an agreed-upon portion of billed amounts not expected to be collected until the projects have been completed), were not material at October 1, 2022 or December 31, 2021. Our accounts receivable represent unconditional rights to consideration, including unbilled revenues for the estimated value of unbilled work for projects with performance obligations recognized over time.
Contract liabilities primarily represent advanced billing and payment received in excess of revenues recognized and before our performance obligations have been satisfied. Contract liabilities, included in "Other current liabilities" on the condensed consolidated balance sheets, were $17,988 thousand and $14,773 thousand at October 1, 2022 and December 31, 2021, respectively. The amount of revenue recognized for the nine months ended October 1, 2022 and October 2, 2021 from the amount that was included in contract liabilities at December 31, 2021 and 2020 was $11,636 thousand and $8,132 thousand, respectively.

Customer Credit Concentration
Customers whose accounts receivable exceeded 10% of the total gross accounts receivable were as follows (in thousands):

	October 1, 2022		December 31, 2021
	Amounts	% of Total	Amounts	% of Total
AT&T	$88,870	30.7%	$56,280	27.1%
Verizon	53,681	18.5%	35,756	17.2%
T-Mobile	42,595	14.7%	50,218	24.2%
Total	$185,146	63.9%	$142,254	68.5%
Note 7.    Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill by reportable segment is as follows (in thousands):

	Renewables and Recovery Logistics	Telecom	Total
Goodwill as of December 31, 2021 (a)	$21,680	$7,043	$28,723
Measurement period adjustments, net	—	(70)	(70)
Goodwill as of October 1, 2022 (a)	$21,680	$6,973	$28,653
____________________________________
(a)Goodwill is net of accumulated impairment charges of $89,421 thousand as of October 1, 2022 and December 31, 2021 in the Telecom segment. There have been no impairment charges within the Renewables and Recovery Logistics segment.
Intangible Assets
Intangible assets consisted of the following (in thousands):

	October 1, 2022
	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated amortization	Net carrying Amount
Customer relationships	9.1	$424,260	$(124,727)	$299,533
Trademarks and trade names	9.3	59,969	(27,286)	32,683
		$484,229	$(152,013)	$332,216

	December 31, 2021
	Weighted Average Remaining Useful Life	Gross carrying amount	Accumulated amortization	Net carrying Amount
Customer relationships	9.5	$424,560	$(98,307)	$326,253
Trademarks and trade names	9.5	59,969	(22,048)	37,921
		$484,529	$(120,355)	$364,174
Amortization expense of intangible assets was $10,553 thousand and $31,658 thousand for the three and nine months ended October 1, 2022, respectively and was $7,910 thousand and $29,020 thousand for the three and nine months ended October 2, 2021, respectively.

Note 8.    Debt and Capital Lease Obligations
Convertible notes – related party: On June 16, 2021, the Company issued a convertible note (“Convertible Note – Related Party – June 2021”) in the aggregate principal amount of $30,568 thousand to BCP QualTek II LLC, an affiliate of its majority member, in exchange for the 25,000 outstanding Preferred Class B Units (Preferred Units) and the associated accumulated preferred return. The Convertible Note – Related Party - June 2021 converted under its mandatory conversion provision, as defined in the agreement, upon the consummation of the Business Combination on February 14, 2022, as noted in Note 1-Nature of Business and Summary of Significant Accounting Policies.
Convertible notes – June 2021: On June 16, 2021, the Company issued convertible promissory notes (the “Convertible Notes – June 2021”) with an aggregate principal amount of $44,400 thousand. The Convertible Notes – June 2021 did not require interest to be accrued or payable and did not have a fixed maturity date. The Convertible Notes – June 2021 converted under its mandatory conversion provision, as defined in the agreement, upon the consummation of the Business Combination on February 14, 2022 (See Note 1-Nature of Business and Summary of Significant Accounting Policies). There was a beneficial conversion feature of $12,270 thousand related to the Convertible Notes – June 2021 that was amortized over the life of the notes, using the effective interest method.
Effective January 1, 2022, the Company early adopted ASU 2020-06 using the modified retrospective method. As a result of the adoption of ASU 2020-06, previously recognized beneficial conversion feature for the Convertible Notes – June 2021 outstanding as of January 1, 2022 was removed from additional paid-in capital and the debt discount. A cumulative impact adjustment was recorded to account for a reduction in interest expense due to a decrease in the discount, which is recognized as interest expense upon conversion of the convertible debt. Adoption of the new standard resulted in a decrease to additional paid-in capital of $12,270 thousand, an increase to convertible debt, net of $3,409 thousand, and a decrease to accumulated deficit of $8,861 thousand.
Line of credit: The Company, through its wholly-owned subsidiaries, has an Asset Based Lending Credit Agreement (“Credit Agreement”) with PNC Bank, National Association (“PNC”). Under the Credit Agreement, the Company has available an aggregate revolving credit facility, including a swingline subfacility and a letter of credit subfacility, in the amount of $103,500 thousand, for working capital needs and general corporate purposes. Interest on the outstanding principal amount, payable in arrears monthly, is based on either an elected Base Rate plus an applicable margin, or an adjusted Eurodollar rate, plus an applicable margin, as defined in the agreement.
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
On September 19, 2022, the Company executed an amendment to the Credit Agreement that increased the aggregate revolving commitments to $130,000 thousand from September 15 through December 31 of each year (the “Seasonal Increase Period”). The aggregate revolving commitments from January 1 through September 14 of each year will remain at $103,500 thousand. The amendment provides for a 0.50% increase in the applicable margin during the Seasonal Increase Period and a 0.25% increase in the applicable margin for all other time periods. All other terms of the Credit Agreement, including the maturity date, remained the same. The interest rate under the Credit Agreement as of October 1, 2022 was 8.25%.
On November 11, 2022, the Company through its wholly-owned subsidiaries QualTek Buyer, LLC and QualTek LLC, entered into the Ninth Amendment and Waiver to ABL Credit and Guaranty Agreement. Interest on the principal amounts outstanding under the Amended Credit Agreement, payable in arrears monthly, is based on either an elected Base Rate plus an applicable margin, or an adjusted Eurodollar rate, plus an applicable margin, as defined in the agreement (the “Applicable Margin”). The Ninth Amendment provides for a 0.50% increase in the Applicable Margin for all time periods provided for in the Amended Credit Agreement. In addition, the Amendment revises the fixed charge coverage ratio covenant such that the borrower must be in compliance with the fixed charge coverage ratio at the end of every fiscal quarter and as amended by the Amendment (the “Amended Credit Agreement”). Further, PNC prospectively waived fixed charge coverage ratio covenant for the third quarter 2022 under the Credit Agreement.
Standby letters of credit totaling $5,031 thousand, issued for our insurance carriers and in support of performance under certain contracts, were outstanding and the borrowing capacity available under the Credit Facility was $18,197 thousand as of October 1, 2022.
Term loan: The Company has a Senior Secured Term Credit and Guaranty Agreement (“Term Loan”) with Citibank as the administrative agent for $380,000 thousand. The Term Loan interest is payable either monthly or quarterly, in arrears, based on the Company’s interest election. The Company may elect either a Base Rate plus an applicable rate (11.50% at October 1, 2022), or an adjusted Eurodollar rate, plus an applicable rate (10.00% at October 1, 2022), as defined in the agreement. The Term Loan agreement requires an excess cash calculation, as defined in the agreement, which could result in additional required principal payments on the loan. There were no excess cash principal payments due October 1, 2022.
Acquisition debt: Acquisition debt consists of deferred purchase price due to the sellers in the Recovery Logistics, Inc., Vertical Limit LLC, Vinculums Services, LLC, and Concurrent acquisitions. The acquisition debt was paid in full with proceeds from the Business Combination on February 14, 2022 (see Note 1 - Nature of Business and Summary of Significant Accounting Policies).
Senior Unsecured Convertible Notes: In connection with the Business Combination, on February 14, 2022, the Company entered into an Indenture with Wilmington Trust, National Association (the “Trustee”) where the Company has issued senior unsecured convertible notes (the “Convertible Notes”) due February 15, 2027, in an aggregate principal amount of $124,685 thousand, receiving $122,191 thousand in net cash proceeds. The Convertible Notes have an original issue discount of $2,494 thousand. Further, $6,384 thousand in debt issuance costs were incurred. The total of $8,878 thousand recorded as debt discount is being amortized using the effective interest method through the maturity dates of the Convertible Notes. The Convertible Notes provide for an interest rate that is set quarterly based on gross leverage with a minimum interest rate of 9.50% per annum and up to a maximum of 11.75% per annum, with an additional interest of 2% per annum upon the occurrence of an event of default (as defined in the Indenture). Interest is payable on a quarterly basis commencing on June 15, 2022. For the three and nine months ended October 1, 2022, the Company recorded interest expense of $3,581 thousand and $9,197 thousand, respectively. As of October 1, 2022, the Convertible Notes are presented net of a debt discount of $7,768 thousand on the condensed consolidated balance sheet with accretion of $444 thousand and $1,110 thousand for the three and nine months ended October 1, 2022, respectively.
Subject to and upon compliance with the provisions of the Indenture, each holder of a Convertible Note is provided with the right, at such holder’s option, to convert all or any portion (if the portion to be converted is $1 thousand principal amount or an integral multiple thereof) of such Convertible Note at any time prior to the close of business on the second scheduled trading day immediately preceding February 15, 2027, at an initial conversion rate of 100 shares of the Company’s Class A common stock, which is equal to an initial conversion price of $10.00 per share (subject to adjustment as provided in the Indenture) per $1 thousand principal amount of the Convertible Note. If a fundamental change (as defined in the Indenture) occurs prior to February 15, 2027, holders of the Convertible Notes will have the right to require the Company to repurchase all or any portion of their Convertible Notes in principal amounts of $1 thousand or an integral multiple thereof, at a repurchase price equal to the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest.
The Convertible Notes may be converted by the Company any time after the two-year anniversary of the Closing of the Business Combination on February 14, 2022 (the “Company Forced Conversion Date” ) subject to the following conditions: (i) the Company’s share price trading at or above $14.00 per share for 20 out of any 30 consecutive trading days after the Company Forced Conversion Date; (ii) the holders receive a make-whole payment in the form of cash or additional shares at the time of such conversion; (iii) the 60-day average daily trading volume ending on the last trading day of the applicable exercise period being greater than or equal to $15,000 thousand; (iv) the conversion of the Convertible Notes being made on a pro-rata basis across all Convertible Note investors; and (v) the conversion of the Convertible Notes, together with all previously converted Convertible Notes, resulting in no more than 20% of the free float of the Company’s Class A Common Stock.
The Company determined that there was no derivative liability associated with the Convertible Notes under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity on the condensed consolidated balance sheets. As the conversion features would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at October 1, 2022, the conversion feature does not meet derivative classification.
The Convertible Notes have customary anti-dilution protections and customary negative covenants, including limitations on indebtedness, restricted payments, and permitted investments. As of October 1, 2022, the Company was in compliance with the covenants under the Indenture.
Debt outstanding was as follows (in thousands):

	October 1, 2022	December 31, 2021
Current Maturities:
Current maturities of long-term debt	$9,564	$115,224
Current portion of capital lease obligations	12,876	12,151
Current portion of long-term debt and capital lease obligations	$22,440	$127,375
Long-term borrowings:
Line of credit	$102,223	$87,633
Term loan	344,308	351,481
Acquisition debt	—	34,718
Convertible notes – related party	—	30,567
Convertible notes – June 2021	—	44,400
Senior unsecured convertible notes	124,685	—
Less: current maturities of long-term debt	(9,564)	(115,224)
Less: unamortized financing fees	(8,439)	(11,354)
Less: convertible debt discount	(7,768)	(3,408)
Long-term debt, net of current portion	$545,445	$418,813
Capital lease obligations:
Capital lease obligations	$32,056	$32,002
Less: current portion of capital lease obligations	(12,876)	(12,151)
Capital lease obligations, net of current portion	19,180	19,851
Total long-term borrowings	$564,625	$438,664
Note 9.    Warrants
Prior to the Business Combination, ROCR issued 2,875 thousand Public Warrants and 102 thousand Private Placement Warrants (collectively, the “Warrants”). Upon the closing of the Business Combination, the Company assumed the Warrants. The Public Warrants became exercisable on 30 days after the completion of the Business Combination. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of Class A Common Stock issuable upon exercise of the warrants and a current prospectus relating to such shares of Class A Common Stock. Notwithstanding the foregoing, if there is no effective registration statement covering the shares of Class A Common Stock issuable upon exercise of the Public Warrants within 120 days following the consummation of the Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. The warrants will expire five years from the closing of the Business Combination.
Once the warrants become exercisable, the Company may redeem the Public Warrants:
–in whole and not in part;
–at a price of $0.01 per warrant;
–at any time after the warrants become exercisable;
–upon not less than 30 days’ prior written notice of redemption to each warrant holder;

–if, and only if, the reported last sale price of the shares of Class A Common Stock equals or exceeds $18.00 per share, for any 20 trading days within a 30-day trading period commencing after the warrants become exercisable and ending on the third business day prior to the notice of redemption to warrant holders; and
–if, and only if, there is a current registration statement in effect with respect to the shares of Class A Common Stock underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.
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
Level 1Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. Active markets are considered to be those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis.
Level 2Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability. This category includes quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in inactive markets.
Level 3Unobservable inputs are not corroborated by market data. This category is comprised of financial and non-financial assets and liabilities whose fair value is estimated based on internally developed models or methodologies using significant inputs that are generally less readily observable from objective sources.
Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels during the three and nine months ended October 1, 2022 and October 2, 2021, respectively.
Acquisition-related contingent consideration is measured at fair value on a recurring basis using unobservable inputs such as projections of financial results and cash flows for the acquired businesses and a discount factor based on the weighted average cost of capital which fall within Level 3 of the fair value hierarchy.
As a result of the Business Combination, the Company has issued and outstanding Private Placement Warrants and Public Warrants. The Private Placement Warrants are substantially similar to the Public Warrants, but not directly traded or quoted on an active market and not subject to the redemption right under certain circumstances (see Note 9-Warrants). The Private Placement Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liability on the accompanying condensed consolidated balance sheet. As of the Closing Date and October 1, 2022, the Private Placement Warrants were valued using a Black-Scholes call option model. The Black-Scholes call option model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the Public Warrants implied volatility adjusted for the redemption feature, which is considered to be a Level 3 fair value measurement.
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial liabilities that are measured at fair value on a recurring basis at October 1, 2022 and December 31, 2021 and the related activity for the nine months ended October 1, 2022 and October 2, 2021 (in thousands).

	Fair Value at October 1, 2022
	Carrying Value	Level 1	Level 2	Level 3
Financial liabilities
Contingent consideration (1)	$15,043	$—	$—	$15,043
Warrant liability (2)	77	—	—	77
	$15,120	$—	$—	$15,120

	Fair Value at December 31, 2021
	Carrying Value	Level 1	Level 2	Level 3
Financial liabilities
Contingent consideration (1)	$30,756	$—	$—	$30,756
	$30,756	$—	$—	$30,756
(1) Included in "Other current liabilities" and "Other non-current liabilities" on the condensed consolidated balance sheets.
(2) Included in "Other non-current liabilities" on the condensed consolidated balance sheets.

The following table sets forth a summary of the changes in fair value of the Company’s financial liabilities (in thousands):

	Warrant liability	Contingent consideration
January 1, 2022	$—	$30,756
Assumption of private placement warrants in Business Combination	77	—
Accretion	—	1,050
Reclassification to short term debt	—	(5,000)
Change in fair value	—	(11,763)
October 1, 2022	$77	$15,043

Contingent consideration
January 1, 2021	$18,129
Acquisition (see Note 4)	8,200
Accretion	440
Reclassification to acquisition debt	(10,000)
October 2, 2021	$16,769
Note 11.    Equity
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
QualTek Services Inc. Preferred Stock: The Company is authorized to issue 1,000 thousand shares of preferred stock with a par value of $0.0001 per share. At October 1, 2022, there were no shares of preferred stock issued or outstanding.
QualTek Services Inc. Class A Common Stock: The Company is authorized to issue 500,000 thousand shares of Class A Common Stock with a par value of $0.0001 per share. At October 1, 2022, there were 24,446 thousand shares of Class A Common Stock (inclusive of 2,275 thousand shares of Blocker Owner Earnout Shares) issued and outstanding. Holders of Class A Common Stock are entitled to full economic rights, including the right to receive dividends when and if declared by the Board. Each holder of Class A Common Stock is entitled to one vote for each share of Class A Common Stock held. Upon liquidation of the Company, holders of Class A Common Stock are entitled to share ratably in all assets remaining after payment of debts and other liabilities.
QualTek Services Inc. Class B Common Stock: The Company is authorized to issue 500,000 thousand shares of Class B Common Stock with a par value of $0.0001 per share. At October 1, 2022, there were 26,664 thousand shares of Class B Common Stock (inclusive of 3,836 thousand shares of Earnout Voting Shares) issued and outstanding. Holders of Class B Common Stock do not have economic rights but are entitled to one vote for each share of Class B Common Stock held. Upon liquidation of the Company, holders are not entitled to receive any assets remaining after payment of debts and other liabilities.
Holders of Class A Common Stock and Class B Common Stock vote as a single class on all matters requiring a shareholder vote.
Non-controlling Interests: QualTek Services Inc. is the sole managing member of QualTek HoldCo and consolidates the financial results of QualTek HoldCo. The non-controlling interests balance represents the economic interest in QualTek HoldCo held by the Flow-through Sellers. The following table summarizes the ownership of QualTek HoldCo as of October 1, 2022:

	Common Units	Ownership Percentage
Common Units held by QualTek Services Inc.	22,171,350	45%
Common Units held by Flow-through Sellers	26,663,575	55%
Balance at end of period	48,834,925	100%
Each Common Unit corresponds to a share of Class B Common Stock. Common Unit holders share in QualTek HoldCo’s profits or loss and distributions on a pro rata basis. The Flow-through Sellers have the right to exchange their Common Units in QualTek HoldCo for shares of Class A Common Stock of QualTek Services Inc. on a one-to-one basis after the expiration of the Lock-Up Period (as defined in the Third Amended and Restated Limited Liability Company Agreement of QualTek HoldCo). In connection with the exercise of the exchange of the Common Units, the Flow-through Sellers will be required to surrender a number of shares of Class B Common Stock, which the Company will cancel for no consideration on a one-for-one basis with the number of Common Units so exchanged. Between October 2, 2022 and the date hereof, the Company converted 3,359,375 QualTek HoldCo units and shares of Class B Common Stock of the Company into 3,359,375 shares of Class A Common Stock of the Company after receiving requests for conversion from the holders thereof.
Public Warrants: In connection with the Business Combination, the Company assumed the Public Warrants which are recorded as a component of equity. At October 1, 2022, there were 2,875 thousand Public Warrants outstanding. Refer to Note 9-Warrants for additional information.
Earnout Shares: As discussed in Note 1-Nature of Business and Summary of Significant Accounting Policies, the Company issued 2,275 thousand shares of Class A Common Stock (Blocker Owner Earnout Shares) and 3,836 thousand shares of Class B Common Stock (Earnout Voting Shares) that are subject to certain restriction on transfer and voting and potential forfeiture pending the achievement of the earn out targets. Blocker Owner Earnout Shares are entitled to receive, ratably with the other outstanding shares of Class A Common Stock, dividends, and other distributions prior to vesting. Earnout Voting Shares have only voting rights and therefore are not entitled to receive any distributions. Each Earnout

Voting Share has a corresponding Common Unit of QualTek HoldCo which is subject to the same vesting conditions. At October 1, 2022, the earn out targets have not been achieved and all Earnout Shares are unvested.
Note 12.    Stock-Based Compensation
Long-term Incentive Plan
The Company's LTIP allows for the award of equity incentives, including stock options, restricted shares, performance awards, stock appreciation rights, other share-based awards and other cash-based awards to certain employees, directors, officers, or consultants to the Company or its subsidiaries. As of October 1, 2022, there were 2.3 million shares of Class A Common Stock available for future grant under the Plan. The number of shares of Class A common stock reserved for issuance under the 2022 Plan will automatically increase on January 1st each year, starting on January 1, 2023 and continuing through January 1, 2032, by the lesser of (a) the lesser of (i) two percent (2%) of the total number of shares of the Company’s Class A Common Stock and Class B Common Stock outstanding on December 31st of the immediately preceding calendar year and (ii) such number of shares of Class A Common Stock that would result in the number of shares of Class A Common Stock reserved being equal to 15% of the aggregate number of shares of Class A Common Stock and Class B Common Stock outstanding as of the final day of the immediately preceding calendar year, and (b) a lesser number determined by the Company’s Board of Directors prior to the applicable January 1st. There was not a similar plan in 2021.
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
During the nine months ended October 1, 2022, the Company granted stock options for 5.2 million shares of Class A Common Stock under the LTIP, with an aggregate grant date fair value of $7,605 thousand. During the nine months ended October 1, 2022, 645,563 stock options vested and the total fair value of stock options vested was $936 thousand. There were no stock options exercised during the nine months ended October 1, 2022.
As of October 1, 2022, 4.4 million outstanding stock options were unvested, which had a weighted average grant date fair value of $1.45. There were 5.1 million stock options outstanding as of October 1, 2022, with a weighted average exercise price of $1.45. There were no stock options outstanding as of October 2, 2021.
The following table summarizes stock-based compensation expense recognized in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Cost of revenue	$46	$—	$167	$—
General and administrative expenses	376	—	8,080	—
Total	$422	$—	$8,247	$—
As of October 1, 2022, there was $5,788 thousand of total unrecognized compensation cost related to unvested stock options. The unrecognized compensation cost as of October 1, 2022 is expected to be fully amortized over the next 3.4 years. Absent the effect of forfeiture of stock compensation cost for any departures of employees, the following tables summarize the unrecognized compensation cost, the weighted average period the cost is expected to be amortized, and the estimated annual compensation cost for the future periods indicated below (excludes any future award) (in thousands):

	Unrecognized Compensation Cost		Weighted Average Remaining Period to be Recognized (in Years)
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Stock options	$5,788	$—	3.4	0

	Total Unrecognized Compensation Cost
	Total	2022	2023	2024	2025 and beyond
Stock options	$5,788	$431	$1,713	$1,713	$1,931
Note 13.    Income Taxes
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
The effective tax rate was 0% for three and nine months ended October 1, 2022. The Company, based on the consideration of the relevant positive and negative evidence available, maintained a full valuation allowance against its deferred tax assets.
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
Note 14.    Tax Receivable Agreement
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
The TRA liabilities are carried at a value equal to the undiscounted expected future payments due under the TRA. The Company recorded $34,092 thousand as an estimate of future payments as an increase in TRA liabilities and a decrease to additional paid-in capital in the condensed consolidated financial statements. The Company estimates it will be able to utilize some, but not all, of the tax attributes based on current tax forecasts. If there was sufficient income to utilize all tax attributes, the TRA liabilities would be $44,396 thousand. If subsequent adjustments to the liability for future payments occur, those changes would be recognized through current period earnings. During the three months ended October 1, 2022, the Company reduced the TRA liabilities to $32,972 thousand and recognized a gain of $1,120 thousand included in "General and administrative" expense on the condensed consolidated statements of operations and comprehensive loss.

Note 15.    Segments and Related Information
The Chief Operating Decision Maker ("CODM") of the Company manages its operation under two operating segments, which represent its two reportable segments: (1) Telecom and (2) Renewables and Recovery Logistics.
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
The accounting policies of the reportable segments are the same as those described in Note 1-Nature of Business and Summary of Significant Accounting Policies. All intercompany transactions and balances are eliminated in consolidation. Intercompany revenue and costs between entities within a reportable segment are eliminated to arrive at segment totals. Corporate results include amounts related to corporate functions such as administrative costs, professional fees, acquisition-related transaction costs and other discrete items.
We present adjusted EBITDA as the key metric used by our management to assess the operating and financial performance of our operations in order to make decisions on allocation of resources. Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management.
Summarized financial information for the Company’s reportable segments is presented and reconciled to the Company’s condensed consolidated financial information in the following tables (in thousands).

	For the Three Months Ended		For The Nine Months Ended
Revenue:	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Telecom	$188,297	$135,581	$496,134	$360,020
Renewables and Recovery Logistics	27,823	79,881	52,369	105,164
Total consolidated revenue	$216,120	$215,462	$548,503	$465,184

Total Assets:	October 1, 2022	December 31, 2021
Telecom	$620,277	$570,750
Renewables and Recovery Logistics	97,792	90,638
Corporate(1)	11,003	10,371
Total consolidated assets	$729,072	$671,759
(1)Corporate includes both corporate assets and intercompany eliminations

	For The Nine Months Ended
Capital Expenditures:	October 1, 2022	October 2, 2021
Telecom	$13,350	$1,843
Renewables and Recovery Logistics	1,544	248
Corporate	528	1,059
Total consolidated capital expenditures	$15,422	$3,150

	For the Three Months Ended		For The Nine Months Ended
Amortization and Depreciation:	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Amortization and depreciation
Telecom	$11,779	$10,205	$35,145	$29,767
Renewables and Recovery Logistics	2,892	3,040	8,672	8,644
Corporate	221	246	635	725
Total consolidated amortization and depreciation	$14,892	$13,491	$44,452	$39,136

	For the Three Months Ended		For The Nine Months Ended
Adjusted EBITDA Reconciliation:	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Telecom adjusted EBITDA	$14,103	$10,891	$35,946	$26,907
Renewables and Recovery Logistics adjusted EBITDA	8,671	38,162	13,379	42,181
Corporate adjusted EBITDA	(7,041)	(4,448)	(19,407)	(13,097)
Total adjusted EBITDA - continuing operations	$15,733	$44,605	$29,918	$55,991
Total adjusted EBITDA - discontinued operations (1)	—	726	—	(1,349)
Total adjusted EBITDA	$15,733	$45,331	$29,918	$54,642
Less:
Management fees	(37)	(129)	(163)	(751)
Transaction expenses	(137)	(1,423)	(10,725)	(2,875)
Share based compensation	(422)	—	(8,247)	—
Depreciation and amortization	(14,892)	(13,491)	(44,452)	(39,136)
Interest expense	(16,016)	(14,640)	(41,444)	(35,778)
Loss on extinguishment of convertible notes	—	—	—	(2,436)
Change in fair value of contingent consideration	11,763	4,544	11,763	4,544
Expenses associated with public company readiness	(1,042)	—	(1,693)	—
Net losses from certain regional market shutdowns (2)	(2,990)	—	(9,193)	—
Remeasurement of TRA liabilities	1,120	—	1,120	—
Net (loss) income from continuing operations	$(6,920)	$19,466	$(73,116)	$(20,441)
Net loss from discontinued operations	—	(4,985)	—	(8,114)
Net (loss) income	$(6,920)	$14,481	$(73,116)	$(28,555)
(1) Represents suspended Canadian operations within the Telecom segment.
(2) Primarily represents net losses associated with certain regional markets that did not meet the classification of discontinued operations under GAAP but operations in these markets have been ceased or are expected to be ceased within the next twelve months.
Revenue by Service Offerings
Revenue for each of the Company’s end-market services offerings is presented below (in thousands):

	For the Three Months Ended		For The Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Telecom Wireless	$136,003	$102,479	$353,062	$278,125
Telecom Wireline	41,810	24,502	117,745	73,296
Telecom Power	10,484	8,598	25,327	8,598
Renewables	7,311	11,568	14,959	25,086
Recovery Logistics	20,512	68,315	37,410	80,079
Total	$216,120	$215,462	$548,503	$465,184

Significant Customers
Revenue concentration information for significant customers as a percentage of total consolidated revenue was as follows (in thousands):

	For the Three Months Ended				For The Nine Months Ended
	October 1, 2022		October 2, 2021		October 1, 2022		October 2, 2021
Customers:	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
AT&T	$82,901	38.4%	$65,689	30.5%	$216,146	39.4%	$189,381	40.7%
Verizon	29,738	13.8%	16,897	7.8%	82,381	15.0%	51,773	11.1%
T-Mobile	32,392	15.0%	22,817	10.6%	73,571	13.4%	59,369	12.8%
Total	$145,031	67.2%	$105,403	48.9%	$372,098	67.8%	$300,523	64.6%
Note 16.    Commitments and Contingencies
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
Overview
We are a technology-driven, leading provider of communications infrastructure services, power grid modernization, and renewables solutions to the telecommunications and utilities industries across the United States. We provide a variety of mission-critical services across the telecom and renewable energy value chain, including wireline and fiber optic terminations, wireless, fiber-to-the-home, or FTTH, and customer fulfillment activities. Our experienced management team has leveraged our technical expertise, rigorous quality and safety standards, and execution track record to establish and maintain long-standing relationships with blue-chip customers.
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
The Transaction
On February 14, 2022, QualTek Services Inc. completed the Business Combination (the “Business Combination”) with QualTek HoldCo, LLC (f/k/a BCP QualTek HoldCo, LLC), a Delaware limited liability company (“BCP QualTek”) (the “Closing”), pursuant to the Business Combination Agreement (the “Business Combination Agreement”) dated as of June 16, 2021, by and among (i) ROCR, (ii) Roth CH III Blocker Merger Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of ROCR (“Blocker Merger Sub”), (iii) BCP QualTek Investors, LLC, a Delaware limited liability company (the “Blocker”), (iv) Roth CH III Merger Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of ROCR (“Company Merger Sub”), (v) BCP QualTek and (vi) BCP QualTek, LLC, a Delaware limited liability company, solely in its capacity as representative of the Blocker’s equity holders and BCP QualTek’s equity holders. See Note 1 - Nature of Business and Summary of Significant Accounting policies to the condensed consolidated financial statements for additional information on the Business Combination.
As a consequence of the Business Combination, we became the successor to an SEC-registered and Nasdaq-listed company which required us to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to incur additional ongoing annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting, legal and administrative resources, including increased audit and legal fees.
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

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Revenue	$216,120	$215,462	$548,503	$465,184
(Loss) income from continuing operations	$(6,920)	$19,466	$(73,116)	$(20,441)
Adjusted EBITDA - continuing operations	$15,733	$44,605	$29,918	$55,991
Adjusted EBITDA - discontinued operations	$—	$726	$—	$(1,349)
Total Adjusted EBITDA	$15,733	$45,331	$29,918	$54,642
For further information about how we calculate EBITDA and Adjusted EBITDA as well as limitations of its use and a reconciliation of EBITDA and Adjusted EBITDA to net loss, see “— Non-GAAP Financial Measures” below.
Non-GAAP Financial Measures
In order to provide additional information regarding our financial results, we have disclosed in the table above Adjusted EBITDA, which is a non-GAAP financial measure that we calculate as our net income (loss) before interest, taxes, depreciation and amortization, management fees, transaction expenses, share-based compensation, change in fair value of contingent consideration, remeasurement of TRA liabilities, loss on extinguishment of convertible notes, expenses associated with public company readiness and net income (loss) from certain regional market shutdowns. The reconciliation of net loss to Adjusted EBITDA is provided below.
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
Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider them in isolation or as a substitute for analysis of our financial results as reported under GAAP. Some of these limitations are as follows:
•although depreciation and amortization expense are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;
•Adjusted EBITDA does not reflect: (1) changes in, or cash requirements for, our working capital needs; (2) the potentially dilutive impact of non-cash stock-based compensation; (3) tax payments that may represent a reduction in cash available to us; or (4) net interest expense/income; and
•other companies, including companies in our industry, may calculate Adjusted EBITDA or similarly titled measures differently, which reduces its usefulness as a comparative measure.
Because of these and other limitations, you should consider Adjusted EBITDA along with other GAAP-based financial performance measures, including net loss, cash flow metrics and our GAAP financial results.

The following table provides a reconciliation of net income (loss) to Adjusted EBITDA:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
(Loss) income continuing operations	$(6,920)	$19,466	$(73,116)	$(20,441)
Loss discontinued operations	—	(4,985)	—	(8,114)
Net (loss) income	$(6,920)	$14,481	$(73,116)	$(28,555)
Management fees	37	129	163	751
Transaction expenses	137	1,423	10,725	2,875
Share-based compensation	422	—	8,247	—
Depreciation and amortization	14,892	13,491	44,452	39,136
Interest expense	16,016	14,640	41,444	35,778
Loss on extinguishment of convertible notes	—	—	—	2,436
Change in fair value of contingent consideration	(11,763)	(4,544)	(11,763)	(4,544)
Expenses associated with public company readiness	1,042	—	1,693	—
Net losses from certain regional market shutdowns (1)	2,990	—	9,193	—
Loss from discontinued operations	—	4,985	—	8,114
Remeasurement of TRA liabilities	(1,120)	—	(1,120)	—
Adjusted EBITDA - continuing operations	$15,733	$44,605	$29,918	$55,991
Adjusted EBITDA - discontinued operations (2)	—	726	—	(1,349)
Total Adjusted EBITDA	$15,733	$45,331	$29,918	$54,642
____________________________________
(1)Primarily represents net losses associated with certain regional markets that did not meet the classification of discontinued operations under GAAP but operations in these markets have been ceased or are expected to be ceased within the next twelve months.
(2)Represents suspended Canadian operations within the Telecom segment

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
The Company completed the acquisitions of FNS, Broken Arrow, Concurrent, and Urban Cable during 2021. The operations of the acquired entities are included in our results for the periods following the closing of the acquisition. See Note 4-Acquisitions to the condensed consolidated financial statements.
Seasonality and Cyclical Nature of Business
Certain services provided by the Company are seasonal and vary from market to market in different geographic areas. As a majority of our work is performed in an outdoor environment, adverse weather such as heavy snow or rain or extreme low temperature could affect our performance. Conversely, demand for some services within the Company’s Renewables & Recovery Logistics businesses are dependent upon the occurrence of adverse weather events.
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
General and Administrative Expenses
General and administrative expenses consist primarily of payroll and related benefit costs for our employees involved in general corporate functions and changes in fair value of contingent considerations from business acquisitions as well as costs associated with the use by these functions of facilities and equipment, such as rent, insurance, and other occupancy expenses. General and administrative expenses also include legal, consulting and professional fees.
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
Results of Operations
Comparison of the Three Months Ended October 1, 2022 and October 2, 2021
The following table sets forth our condensed consolidated results of operations for the periods presented:

	For the Three Months Ended
(in thousands)	October 1, 2022	October 2, 2021	($) Change	(%) Change
Revenue	$216,120	$215,462	$658	0.3%
Cost and Expenses:
Cost of revenues	188,108	157,157	30,951	19.7%
General and administrative	3,890	9,495	(5,605)	(59.0)%
Transaction expense	137	1,423	(1,286)	(90.4)%
Depreciation and amortization	14,892	13,491	1,401	10.4%
Total costs and expenses	207,027	181,566	25,461	14.0%
Income from operations	9,093	33,896	(24,803)	(73.2)%
Other income (expense):
Gain on sale/disposal of property and equipment	3	210	(207)	(98.6)%
Interest expense	(16,016)	(14,640)	(1,376)	9.4%
Total other expense	(16,013)	(14,430)	(1,583)	11.0%
Net (loss) income from continuing operations	(6,920)	19,466	(26,386)	(135.5)%
Net loss from discontinued operations	—	(4,985)	4,985	(100.0)%
Net (loss) income	$(6,920)	$14,481	$(21,401)	(147.8)%
Revenue
Revenue increased $0.7 million, or 0.3%, for the three months ended October 1, 2022, compared to the three months ended October 2, 2021, driven by a $52.7 million increase in Telecom revenues primarily due to new customer programs and growth in 5G and C-Band deployment. Telecom revenue growth was mostly offset by timing of event-based revenues within our Recovery business.
Cost of Revenues

Cost of revenues increased by $31.0 million, or 19.7%, for the three months ended October 1, 2022, compared to the three months ended October 2, 2021, primarily due to higher labor, fuel, and material costs. Cost of revenues was also impacted by a higher mix of Telecom revenue versus the prior year period of a higher mix of Renewables and Recovery revenue.
General and Administrative
General and administrative expenses decreased by $5.6 million, or 59.0%, for the three months ended October 1, 2022, compared to the three months ended October 2, 2021. The decrease was primarily related to changes in fair value of contingent consideration of $11.8 million and a $1.1 million gain from remeasurement of TRA liabilities during the three months ended October 1, 2022, partially offset by increased salary and compensation costs, share-based compensation related to the Company’s Long-Term Incentive Plan (“LTIP”) and incremental costs required of being a public company.
Transaction Expenses
Transaction expenses decreased by $1.3 million, or 90.4%, for the three months ended October 1, 2022, compared to the three months ended October 2, 2021 due primarily to no acquisitions closing in the 2022 period.

Depreciation and Amortization
Depreciation and amortization expenses increased by $1.4 million, or 10.4%, for the three months ended October 1, 2022, compared to the three months ended October 2, 2021. The increase was driven primarily by depreciation and amortization related to the 2021 business acquisitions.
Gain on sale/disposal of property and equipment
There was no material change to the gain on sale/disposal of property and equipment for the three months ended October 1, 2022.
Interest Expense, Net
Interest expense increased by $1.4 million, or 9.4%, for the three months ended October 1, 2022, compared to the three months ended October 2, 2021. This was due to the issuance of $124.7 million unsecured convertible notes in connection with the Business Combination as well as higher interest rates on both our Term loan and line of credit.
Comparison of the Nine Months Ended October 1, 2022 and October 2, 2021
The following table sets forth our condensed consolidated results of operations for the periods presented:

	For the Nine Months Ended
(in thousands)	October 1, 2022	October 2, 2021	($) Change	(%) Change
Revenue	$548,503	$465,184	$83,319	17.9%
Costs and Expenses:
Cost of revenues	484,393	372,496	111,897	30.0%
General and administrative	42,668	33,418	9,250	27.7%
Transaction expense	10,725	2,875	7,850	273.0%
Depreciation and amortization	44,452	39,136	5,316	13.6%
Total costs and expenses	582,238	447,925	134,313	30.0%
(Loss) income from operations	(33,735)	17,259	(50,994)	(295.5)%
Other income (expense):
Gain on sale/disposal of property and equipment	2,063	514	1,549	301.4%
Interest expense	(41,444)	(35,778)	(5,666)	15.8%
Loss on extinguishment of convertible notes	—	(2,436)	2,436	(100.0)%
Total other expense	(39,381)	(37,700)	(1,681)	4.5%
Net loss from continuing operations	(73,116)	(20,441)	(52,675)	257.7%
Net loss from discontinued operations	—	(8,114)	8,114	(100.0)%
Net loss	$(73,116)	$(28,555)	$(44,561)	156.1%
Revenue
Revenue increased $83.3 million, or 17.9%, for the nine months ended October 1, 2022, compared to the nine months ended October 2, 2021, driven by a $136.1 million, or 37.8%, increase in Telecom revenues primarily due to new customer programs and growth in 5G and C-Band deployment, partially offset by timing of event-based revenues within our Recovery business.
Cost of Revenues
Cost of revenues increased by $111.9 million, or 30.0%, for the nine months ended October 1, 2022, compared to the nine months ended October 2, 2021, due to increased revenues, higher labor and material costs, and a higher mix of Telecom revenue.

General and Administrative
General and administrative expenses increased by $9.3 million, or 27.7%, for the nine months ended October 1, 2022, compared to the nine months ended October 2, 2021.  The increase was primarily related to share-based compensation triggered by the close of the Business Combination and the Company’s LTIP, increased salary and compensation costs, and incremental costs required of being a public company, partially offset by changes in fair value of contingent consideration of $11.8 million and a $1.1 million gain from remeasurement of TRA liabilities during the three months ended October 1, 2022.
Transaction Expenses
Transaction expenses increased by $7.9 million for the nine months ended October 1, 2022, compared to the nine months ended October 2, 2021 due to the closing of the Business Combination on February 14, 2022.
Depreciation and Amortization
Depreciation and amortization expenses increased by $5.3 million, or 13.6%, for the nine months ended October 1, 2022, compared to the nine months ended October 2, 2021.  The increase was driven by the depreciation and amortization related to the 2021 business acquisitions.
Gain on sale/disposal of property and equipment
Gain on sale/disposal of property and equipment increased by $1.5 million for the nine months ended October 1, 2022, primarily due to the remarketing of vehicles during 2022.
Interest Expense, Net
Interest expense increased by $5.7 million, or 15.8%, for the nine months ended October 1, 2022, compared to the nine months ended October 2, 2021.  This was due to the issuance of $124.6 million unsecured convertible notes in connection with the Business Combination as well as higher interest rates on both our Term loan and line of credit.
Review of Operating Segments
Comparison of the Three Months Ended October 1, 2022, and October 2, 2021

	For the Three Months Ended
(in thousands)	October 1, 2022	October 2, 2021	($) Change	(%) Change
Revenue:
Telecom	$188,297	$135,581	$52,716	38.9%
Renewables & Recovery Logistics	27,823	79,881	(52,058)	(65.2)%
Total revenue	$216,120	$215,462	$658	0.3%
Adjusted EBITDA:
Telecom	$14,103	$10,891	$3,212	29.5%
Renewables & Recovery Logistics	8,671	38,162	(29,491)	(77.3)%
Corporate	(7,041)	(4,448)	(2,593)	58.3%
Total Adjusted EBITDA - continuing operations	$15,733	$44,605	$(28,872)	(64.7)%
Total Adjusted EBITDA - discontinued operations	—	726	(726)	(100.0)%
Total Adjusted EBITDA	$15,733	$45,331	$(29,598)	(65.3)%

Telecom
Revenue
Revenue increased by $52.7 million, or 38.9%, for the three months ended October 1, 2022, compared to the three months ended October 2, 2021. The increase was primarily due to increased 5G and C-Band deployment, as well as growth outside of our top two customers.
Adjusted EBITDA – Continuing Operations
Telecom Adjusted EBITDA increased by $3.2 million, or 29.5%, for the three months ended October 1, 2022, compared to the three months ended October 2, 2021. The increase in Telecom Adjusted EBITDA was primarily due to increased revenues and improved scalability of our business, partially offset by higher labor, fuel, and material costs from sustained levels of inflation.
Renewables and Recovery Logistics
Revenue
Revenue decreased by $52.1 million, or 65.2%, for the three months ended October 1, 2022, compared to the three months ended October 2, 2021. The decrease was primarily driven by the timing of event-based revenues within our Recovery business.
Adjusted EBITDA – Continuing Operations
Renewables & Recovery Logistics Adjusted EBITDA decreased by $29.5 million, or 77.3%, for the three months ended October 1, 2022, compared to the three months ended October 2, 2021. The decrease was primarily driven by the timing of event-based revenue within our Recovery business.
Comparison of the Nine Months Ended October 1, 2022, and October 2, 2021

	For the Nine Months Ended
(in thousands)	October 1, 2022	October 2, 2021	($) Change	(%) Change
Revenue:
Telecom	$496,134	$360,020	$136,114	37.8%
Renewables & Recovery Logistics	52,369	105,164	(52,795)	(50.2)%
Total revenue	$548,503	$465,184	$83,319	17.9%
Adjusted EBITDA:
Telecom	$35,946	$26,907	$9,039	33.6%
Renewables & Recovery Logistics	13,379	42,181	(28,802)	(68.3)%
Corporate	(19,407)	(13,097)	(6,310)	48.2%
Total Adjusted EBITDA - continuing operations	$29,918	$55,991	$(26,073)	(46.6)%
Total Adjusted EBITDA - discontinued operations	—	(1,349)	1,349	(100.0)%
Total Adjusted EBITDA	$29,918	$54,642	$(24,724)	(45.2)%
Telecom
Revenue
Revenue increased by $136.1 million, or 37.8%, for the nine months ended October 1, 2022, compared to the nine months ended October 2, 2021. The growth was primarily due to increased 5G and C-Band deployment as well as growth outside of our top 2 customers.

Adjusted EBITDA – Continuing Operations
Telecom Adjusted EBITDA increased by $9.0 million, or 33.6%, for the nine months ended October 1, 2022, compared to the nine months ended October 2, 2021. The increase in Telecom Adjusted EBITDA was primarily due increased revenues from 5G and C-Band deployment offset by higher labor, fuel, and material costs.
Renewables and Recovery Logistics
Revenue
Revenue decreased by $52.8 million, or 50.2%, for the nine months ended October 1, 2022, compared to the nine months ended October 2, 2021. The decrease was primarily driven by the timing of event-based revenue within our Recovery business.
Adjusted EBITDA – Continuing Operations
Renewables & Recovery Logistics Adjusted EBITDA decreased by $28.8 million, or 68.3%, for the nine months ended October 1, 2022, compared to the nine months ended October 2, 2021. The decrease was primarily driven by the timing of event-based revenue within our Recovery business.
Liquidity and Capital Resources
We have historically financed our operations primarily through cash flows generated by operations and, as needed, with borrowings under our revolving credit facility with PNC Bank (“PNC Facility”), and Senior Secured Term Credit Guaranty Agreement with Citibank (“Term Loan”). On September 19, 2022, we executed an amendment of the PNC Facility that increased the aggregate revolving commitments to $130.0 million from September 15 through December 31 of each year. The aggregate revolving commitments from January 1 through September 14 of each year will remain at $103.5 million. See Note 8-Debt and Capital Lease Obligations to the condensed consolidated financial statements for additional information on the amendment. Our uses of cash have been primarily to fund acquisitions, for the purchase of inventory, payroll, capital expenditures, and payment of our debt obligations and related interest expense. Our most significant contractual obligation for future uses of cash is our Term Loan and the senior unsecured convertible notes. As of October 1, 2022, $344.3 million was outstanding under our Term Loan and $124.7 million senior unsecured convertible notes were outstanding. On a quarterly basis, the Company is required to make principal payments of $2.4 million plus interest with all unpaid principal and interest due at maturity on July 17, 2025, on the Term Loan and quarterly interest payments commencing June 15, 2022 on the senior unsecured convertible notes with all unpaid principal due at maturity on February 15, 2027. On October 1, 2022, we had cash of $0.7 million and net working capital of $141.1 million, and on December 31, 2021, we had cash of $0.6 million and net working capital of $78.8 million. Our net working capital at October 1, 2022 increased by $62.3 million compared to December 31, 2021, mainly as a result of timing differences resulting in higher unbilled revenues, lower accrued amounts for annual year-end activities (insurance and compensation related items), lower accrued interest, as well as SPAC convertible debt of $3.4 million.
Going Concern

Our interest costs have increased during 2022 as a result of the Federal Reserve increasing interest rates as well as the result of certain amendments to the Credit Agreement. This increased interest cost will make it more difficult for the Company to meet the fixed charge coverage ratio covenant in the future.

We are subject to a number of risks, including uncertainty related to a dependence on outside sources of capital; and operating in an increased interest rate environment. The attainment of profitable operations is dependent on future events, including obtaining adequate financing to fulfill our growth and operating activities, generating adequate profitability to support our debt structure; and reorganizing our capital structure, including maintaining adequate availability under our line of credit to fund ongoing operations.

Management has evaluated the significance of the conditions described above in relation to our ability to meet our obligations and concluded that, without additional funding, there is substantial doubt we will have sufficient funds to meet our obligations within one year from the date the condensed consolidated financial statements were issued and continue as a going concern.

Management believes that the Company’s capital requirements will depend on many factors. These factors include improving profitability within our Telecom Segment, working to achieve a more sustainable leverage model and reviewing funding sources to support our business plan relating to our $2.4 billion backlog.
The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of presentation contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business.

For additional information on the Company’s future obligations see Note 8-Debt and Capital Lease Obligations to the condensed consolidated financial statements. As of October 1, 2022, we had $18.2 million available capacity under our PNC Facility.
The following table summarizes our cash flows for the periods presented:

	For the Nine Months Ended
(in thousands)	October 1, 2022	October 2, 2021
Net cash used in operating activities from continuing operations	$(81,311)	$(32,959)
Net cash used in investing activities from continuing operations	$(1,421)	$(38,533)
Net cash provided by financing activities from continuing operations	$82,861	$79,779
Net increase in cash	$129	$6,508
____________________________________
Note: The following discussions related to our cash flows are presented on a continuing operations basis, which excludes the cash flows from our former operations associated with our Canadian subsidiary within the Telecom segment which are accounted for as discontinued operations. See Note 3-Discontinued Operations to the condensed consolidated financial statements.
Following the consummation of the Business Combination, the Company is now obligated to make payments under the Tax Receivable Agreement. The actual timing and amount of any payments that may be made under the Tax Receivable Agreement are unknown at this time and will vary based on a number of factors. For more information about these factors, see Note 14-Tax Receivable Agreement to the condensed consolidated financial statements. However, the Company expects that the payments that it will be required to make in connection with the Tax Receivable Agreement will be substantial. Any payments made under the Tax Receivable Agreement could generally reduce the amount of cash that might have otherwise been available to the Company. For so long as the Company is the managing member of QualTek HoldCo, the Company intends to cause QualTek HoldCo to make ordinary distributions and tax distributions to the holders of QualTek Common Units on a pro rata basis in amounts sufficient to enable the Company to cover payments under the Tax Receivable Agreement. However, QualTek HoldCo’s ability to make such distributions may be subject to various limitations and restrictions, including, but not limited to, retention of amounts necessary to satisfy the obligations of QualTek HoldCo and its subsidiaries and restrictions on distributions that would violate any applicable restrictions contained in QualTek HoldCo’s debt agreements, or any applicable law, or that would have the effect of rendering QualTek HoldCo insolvent. To the extent the Company is unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest until paid. Additionally, nonpayment for a specified period and/or under certain circumstances may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments under the Tax Receivable Agreement, which could be substantial and as a result, could have a substantial negative impact on our liquidity or financial condition.
Comparison of the Nine Months Ended October 1, 2022, and October 2, 2021
Operating Activities
Cash used in the Company’s operating activities was $81.3 million for the nine months ended October 1, 2022, compared to net cash used in operating activities of $33.0 million for the nine months ended October 2, 2021. The primary driver of this cash used in operating activities is attributed to an increase in working capital associated with our Telecom segment period over period as well as accrued transaction expense, settled at the close of the SPAC transaction.

Investing Activities
Net cash used in the Company’s investing activities was $1.4 million for the nine months ended October 1, 2022, compared with net cash used of $38.5 million for the nine months ended October 2, 2021. The primary driver of the change is attributed to cash paid related to the acquisitions of FNS, Broken Arrow and Concurrent from prior year.
Financing Activities
Net cash provided by the Company’s financing activities increased to $82.9 million for the nine months ended October 1, 2022, compared to net cash provided by financing activities of $79.8 million for the nine months ended October 2, 2021. The primary driver of the change in cash inflows is attributable to activity related to the Business Combination that resulted in $124.7 million of cash proceeds from the issuance of the senior unsecured convertible notes and the issuance of common stock, partially offset by payments to settle the acquisition related debt, along with payments related to the equity issuance costs and lower net borrowings from the line of credit.
Critical Accounting Policies and Estimates
The following is not intended to be a comprehensive list of all our accounting policies. Our significant accounting policies are more fully described in Note 1-Nature of Business and Summary of Significant Accounting Policies to the condensed consolidated financial statements. The discussion and analysis of our financial conditions and results of operations is based on our condensed consolidated financial statements. These statements have been prepared in accordance with GAAP. In conformity with GAAP, the preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. Given that management estimates, by their nature, involve judgment regarding future uncertainties, actual results may differ from these estimates if conditions change or if certain key assumptions used in making these estimates ultimately proven to be inaccurate.
We believe the following critical accounting policies contain the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.
•Revenue Recognition
•Accounts Receivable
•Concentration of Credit Risk
•Business Combination
•Impairment of Goodwill and Long-Lived Assets
•Income Taxes
Revenue Recognition
The Company recognizes revenue from contracts with customers using the five-step model prescribed in ASC 606. Revenue for engineering, construction, project management, and site acquisition services are primarily recognized by the Company over time utilizing the cost-to-cost measure of progress, which is an input method, on contracts for specific projects, and for certain master service and other service agreements. Revenue for engineering, aerial and underground construction for projects with customer-specified service requirements are primarily performed under master service agreements and other contracts that contain customer-specified service requirements. These agreements include pricing for individual tasks, including, for example, the placement of underground or aerial fiber, directional boring, and fiber splicing, each based on a specific unit of measure. Revenue is recognized over time as services are performed and customers simultaneously receive and consume the benefits provided by the Company. Output measures such as units delivered are utilized to assess progress against specific contractual performance obligations. Revenue from fulfillment, maintenance, compliance, and recovery services provided to the telecommunication, cable and utility industries is recognized as the services are rendered. These services are generally performed under master or other service agreements and billed on a contractually agreed price per unit on a work order basis.

Accounts Receivable
The Company’s accounts receivable are due primarily from large telecommunications carriers, cable providers, and utility companies operating across the United States and are carried at original contract amount less an estimate for uncollectible amounts based on historical experience. Management determines the allowance for doubtful receivables by regularly evaluating individual customer receivables and considering a customer’s financial conditions and current economic conditions. Accounts receivables are written off when deemed uncollectible. Recoveries of accounts receivables previously written off are recorded when received.
Concentration of Credit Risk
We have established relationships with many leading telecommunications carriers, cable providers and utility companies but our business is concentrated among relatively few customers.

For the nine months ended October 1, 2022, our top three customers accounted for 68% of our total revenues, and the same three customers accounted for 64% of our total accounts receivable at October 1, 2022. See Note 6-Accounts Receivable, Contract Assets and Liabilities, and Customer Credit Concentration and Note 15-Segments and Related Information to the condensed consolidated financial statements for additional information.
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
As of and for the three and nine months ended October 1, 2022 and October 2, 2021, there were no indications that it was more likely than not that the fair value of a reporting unit was less than its carrying value.  As such, there were no goodwill impairment charges.  For additional information on goodwill, see Note 7-Goodwill and Intangible Assets, to the condensed consolidated financial statements.

We review long-lived assets, which primarily includes finite-lived intangible assets and property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value. No impairments have occurred during the three and nine months ended October 1, 2022 and October 2, 2021. For additional information on the impairment charge, see Note 7-Goodwill and Intangible Assets, to the condensed consolidated financial statements.
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
Recent Accounting Pronouncements
See Note 1-Nature of Business and Summary of Significant Accounting Policies to the condensed consolidated financial statements for more information.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISKS
Interest Rate Risk
Our credit facilities provide a $130.0 million revolving line of credit and $380.0 million of term loan debt at October 1, 2022. On September 19, 2022, we executed an amendment of the PNC Facility that increased the aggregate revolving commitments to $130.0 million from September 15 through December 31 of each year. The aggregate revolving commitments from January 1 through September 14 of each year will remain at $103.5 million. See Note 8-Debt and Capital Lease Obligations to the condensed consolidated financial statements for additional information on the amendment. The revolving line of credit bears interest at a variable rate based on either BSBY Loan or a base rate plus an applicable margin with an unused commitment fee paid quarterly.  Interest on the outstanding principal amount, payable in arrears monthly, is based on either an elected Base Rate plus an applicable margin, or an adjusted Eurodollar rate, plus an applicable margin, as defined in the agreement. The interest rate under the Credit Agreement as of October 1, 2022 was 8.25%. On the term loan, the Company may elect either a Base Rate plus an applicable rate (11.50% at October 1, 2022), or an adjusted Eurodollar rate, plus an applicable rate (10.00% at October 1, 2022), as defined in the agreement. As of October 1, 2022, we had $102.2 million and $344.3 million of borrowings outstanding under the revolving facility and term loan, respectively. Further increases in the interest rate set by the Federal Reserve Bank will increase our interest rate risk.
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
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a 15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of October 1, 2022.
Changes in Internal Control over Financial Reporting
During the quarter ended October 1, 2022, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a 15(d) or 15d 15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
The Company believes its current cash and cash equivalents will not likely be sufficient to fund its business for the next twelve months from the date these condensed consolidated financial statements are issued, raising substantial doubt about the Company's ability to continue as a going concern.
As of October 1, 2022, the Company had approximately $0.7 million of cash and cash equivalents. Based on the Company’s current business plan, management believes that the Company’s available cash and cash equivalents will not likely be sufficient to fund its operations for the next twelve months from the issuance of the condensed consolidated financial statements that are included elsewhere in this Quarterly Report on Form 10-Q without generating positive cash flows and by raising additional funds. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s current operating plan is based on current assumptions that may prove to be inaccurate, and the Company could use its available capital resources sooner than it currently expects. The Company may be forced to reduce its expansion plans and/or curtail existing operations if it is unable to obtain additional funding to support its current business plan.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
During the period covered by this Quarterly Report on Form 10-Q, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a Current Report on Form 8-K.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Item 1.01.    Entry into a Material Definitive Agreement.
On November 11, 2022, QualTek Services Inc. (the “Company”), through its wholly-owned subsidiaries QualTek Buyer, LLC and QualTek LLC, entered into an amendment (the “Amendment”) among QualTek Buyer, LLC, QualTek LLC, certain of the Company’s subsidiaries party thereto and PNC Bank, National Association, as administrative agent, collateral agent and lender (in such capacity, the “Agent”), to that certain ABL Credit and Guaranty Agreement, dated as of July 18, 2018, as amended, among QualTek Buyer, LLC, QualTek LLC, certain of the Company’s subsidiaries party thereto, the Agent, PNC Capital Markets LLC as sole lead arranger and sole bookrunner, and the lenders party thereto (the “Credit Agreement”, and as amended by the Amendment, the “Amended Credit Agreement”).
Interest on the principal amounts outstanding under the Amended Credit Agreement, payable in arrears monthly, is based on either an elected Base Rate plus an applicable margin, or an adjusted Eurodollar rate, plus an applicable margin, as defined in the agreement (the “Applicable Margin”). The Amendment provides for a 0.50% increase in the Applicable Margin for all time periods provided for in the Amended Credit Agreement. In addition, the Amendment revises the fixed charge coverage ratio covenant such that the borrower must be in compliance with the fixed charge coverage ratio at the end of every fiscal quarter.
The description of the Amendment and the Amended Credit Agreement is a summary of, and is qualified in its entirety by, the terms of the Amendment filed as an exhibit to this Quarterly Report on Form 10-Q.
Item 2.03    Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

The information set forth under Item 1.01 above regarding the amendment to the Amended Credit Agreement is incorporated herein by reference.

ITEM 6. EXHIBITS.

Exhibit Number	Description
10.1*	Ninth Amendment and Waiver to ABL Credit and Guaranty Agreement, dated as of November 11, 2022.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	INLINE XBRL INSTANCE DOCUMENT
101.SCH*	INLINE XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	INLINE XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
____________________________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUALTEK SERVICES INC.

/s/ Christopher S. Hisey
Christopher S. Hisey
Chief Executive Officer
(Principal Executive Officer)
Date: November 15, 2022

/s/ Adam Spittler
Adam Spittler
Principal Financial Officer
(Principal Financial and Accounting Officer)
Date: November 15, 2022