Form 10-K
period 2022-12-31
QualTek Services Inc.
filed 2023-04-28
CIK 1839412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting securities held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, July 2, 2022, was approximately $13,681,607 based upon the closing sale price of $1.46 of our common stock on such date. As of April 21, 2023, there were 27,805,659 shares of Class A Common Stock, $0.0001 par value, issued and outstanding and 23,304,200 shares of our Class B Common Stock, $0.0001 par value, issued and outstanding.
Documents Incorporated by Reference: None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K may contain forward-looking statements for purposes of the safe harbor provisions under the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by words such as “plan,” “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project,” “continue,” “could,” “may,” “might,” “possible,” “potential,” “predict,” “should,” “would” and other similar words and expressions, but the absence of these words does not mean that a statement is not forward-looking.
The forward-looking statements are based on the current expectations of the management of QualTek Services Inc. (the "Company" or "QualTek"), as applicable and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of such statement. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Factors that may impact such forward-looking statements include, but are not limited to the following:
•expectations regarding the Company's liquidity, cash flows and uses of cash;
•expectations regarding the Company's ability to continue as a going concern;
•expectations regarding the Company’s strategies and future financial performance, including its future business plans or objectives, prospective performance and opportunities and competitors, revenues, products and services, pricing, operating expenses, market trends, capital expenditures, and the Company’s ability to invest in growth initiatives and pursue acquisition opportunities;
•the Company likely choosing or needing to obtain alternative sources of capital or otherwise meet its liquidity needs and/or restructure its existing indebtedness, which could force the Company to liquidate and/or file for bankruptcy;
•our management team’s limited experience managing a public company;
•the highly competitive industries that the Company serves, which are also subject to rapid technological and regulatory changes, as well as customer consolidation;
•unfavorable market conditions, inflation, rising interest rates, supply chain disruptions, market uncertainty, public health outbreaks such as the COVID-19 pandemic and/or economic downturns;
•failure to properly manage projects, or project delays;
•failure to recover adequately on charges against project owners, subcontractors or suppliers for payment or performance;
•the loss of one or more key customers, or a reduction in their demand for the Company’s services;
•our ability to maintain an appropriately sized workforce;
•our ability to prevent or recover from the operational and physical hazards to which our business is subject;
•the Company’s backlog being subject to cancellation and unexpected adjustments;
•the seasonality of the Company’s business, which is affected by the spending patterns of the Company’s customers and timing of governmental permitting, as well as weather conditions and natural catastrophes;
•system and information technology interruptions and/or data security breaches;
•failure to comply with environmental laws;
•the Company’s significant amount of debt, which could adversely affect its business, financial condition and results of operations or could affect its ability to access capital markets in the future, and may prevent the Company from engaging in transactions that might be beneficial due to restrictive debt covenants; and
•the Company’s status as a “controlled company” within the meaning of the Nasdaq rules and, as a result, qualifying for exemptions from certain corporate governance requirements, as a result of which you will not have the same protections afforded to stockholders of companies that are subject to such requirements.
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
ii

PART I
Item 1.    Business
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
We operate two business segments: (i) Telecommunications ("Telecom") and (ii) Renewables & Recovery Logistics. Our Telecom segment provides engineering, construction, installation, network design, project management, site acquisition and maintenance service to major telecommunication, utility and cable carriers in various locations in the United States. Our Renewables & Recovery Logistics segment provides power utility, telecom and other businesses with continuity and disaster recovery operations, and provides new fiber optic construction services to renewable energy, commercial and utilities customers across the United States.
Telecommunications
We provide a full suite of services to the telecom sector across both wireless and wireline markets, from site acquisition and permitting to initial engineering and design to installation, maintenance, program management and fulfillment. Our core offerings consist of:
•Engineering and construction services including the design and construction of aerial and underground fiber optic and coaxial systems for homes, businesses, cell towers, and small cells.
•Installation services including the placement and splicing of fiber and coaxial cable, in addition to upgrades and new site builds for cellular towers.
•Site acquisition services to determine the location for new sites prior to new site builds.
•We also provide cable and satellite fulfillment services for residential and commercial customers. These services are provided for telecom companies in connection with the maintenance or expansion of new and existing networks.
While the telecommunications industry is naturally concentrated, we maintain customer diversification across our business segments. We have numerous long-established relationships with telephone companies, wireless carriers, multiple cable system operators and electric utilities companies, which have been built upon and cultivated through numerous Master Service Agreements ("MSA") that extend for periods of one or more years (majority are for three or more years, some of which have auto-renewal provisions). Blue-chip, investment grade customers including AT&T, Verizon, T-Mobile, and Comcast comprise a substantial portion of our revenue.
Within our Telecom segment we also provide electrical contracting, and utility construction and maintenance services. We construct and maintain overhead and underground distribution systems for municipalities, electric membership cooperatives, and electric-utility companies.
Renewables and Recovery Logistics
We entered the renewable infrastructure sector with our acquisition of Fiber Network Solutions, LLC ("FNS") in January 2021. FNS is a full-service provider of fiber optic and electrical services, focusing primarily on renewable energy projects. Our capabilities include expertise in wind and solar farm fiber, installation and testing, Optical Ground Wire ("OPGW") and all-dielectric self-supporting ("ADSS") aerial transmission line installation, and large-scale data communication solutions and installation.

We also provide fiber optic terminations, Optical Time Domain Reflectometer ("OTDR") and power meter testing, fusion splicing, fiber placement, extensive fiber optic and copper infrastructure installation, cable jetting, boring and trenching, industry specific maintenance and material procurement.
Recovery Logistics ("RLI") has been providing basecamp, catering, fueling, transport logistics, power restoration, and generator maintenance services since 1999. Our basecamps house, feed and support thousands of linemen, first responders, and others when hurricanes and other catastrophic events hit in the United States.
Industry Overview
Telecommunications
Significant advances in technology and rapid innovation in service offerings to data consumers have substantially increased demand for faster and more reliable wireless and wireline/fiber communications network services.
With the proliferation of mobile devices, advancements in the “internet of things,” or IoT, and segments of the workforce shifting to remote work as a result of COVID-19, network traffic is growing and is expected to continue to grow, generating demand for both wired and wireless connectivity. Increased data usage is driven by two key dynamics: (i) an increase in the number of internet-enabled devices per capita and (ii) an increase in connection speed.
COVID-19 has further catalyzed network traffic growth by creating permanent shifts away from the office and into the home.
Low levels of fiber penetration and the continuing growth of North American 5G deployment currently present significant opportunities for sustained growth for businesses such as QualTek:
•Wireless: Major carriers have continued to expand wireless network capacity and density with accelerated development and planned implementation of 5G wireless technologies. The increased speed and capacity that will result from deployment of 5G technology will require additional and improved tower capacity with higher data frequencies, as well as deployment of numerous higher bandwidth small cells to “densify” network performance. Wireless technology will need to be supported by fiber backbone and as a result, many carriers have committed to investing in the fiber infrastructure buildout.
•Wired: Telecommunication companies have also deployed capital and initiatives to improve fiber connectivity. Importantly, with only about 60 million U.S. homes (about 43% as per the Fiber Broadband Association) passed with fiber in 2022, over 100 million U.S. homes represent opportunities for fiber passing over the next several years, indicating a massive investment cycle that is still in early stages.
Renewable and Recovery Logistics
In 2017 and 2018, solar photovoltaic and onshore wind cemented their dominance in the renewable energy market, representing on average a consolidated 77% of total finance commitments in renewable energy. The highly modular nature of these technologies, their short project development lead times, increasing competitiveness driven by technology and manufacturing improvements, and government regulations play an important role in explaining these technologies’ large share of global renewable energy investment.
The Biden administration is expected to amplify this increase in spending for renewable power projects. For example, since his first day in office, President Biden has rejoined the 2015 Paris Agreement, and set a goal to achieve a carbon pollution-free power sector by 2035. In addition, the August 2022 Inflation Reduction Act (“IRA”) contains provisions that are designed to accelerate the deployment of clean energy technologies, reduce carbon emissions, lower energy prices and support the development of a reliable and affordable energy sector. The IRA provides almost $370 billion in clean energy funding to facilitate the clean energy transition, primarily in the form of tax incentives, grants and loan guarantees. Among the clean energy and climate provisions is approximately $70 billion of incentives over the next decade, including extensions of the renewable energy production tax credit and the investment tax credit for solar and other energy technologies, as well as production tax credits and investment tax credits for the qualified production of clean hydrogen and other clean fuels. As a result of the trends and factors discussed above, we expect a continuing increase in demand for construction of renewable and other clean energy infrastructure in the coming years.

Power utility companies, telecom carriers, and other entities rely on Recovery Logistics when disasters such as hurricanes hit the United States Catastrophic events are inherently unpredictable, and may increase in frequency and severity. Power utilities have mutual assistance agreements with each other that result in thousands of linemen mobilizing to impacted areas when power is out. Very few companies can provide the basecamps needed to accommodate the tens of thousands of linemen that must be housed, fed, and supported as they restore power. In addition, the expertise developed by Recovery Logistics to provide these basecamps translates well to other emergency response markets. There are many opportunities to expand this business going forward.
Competitive Strengths
Culture of Operational Excellence that Resonates with Established Blue-Chip Customer Base
QualTek analyzes and evaluates key performance metrics, such as customer satisfaction, technical issues in the field, hiring processes and working capital management. We have fostered a culture of continuous improvement and our operational excellence. Our decentralized operations create multiple points of contact with our customers, including Fortune 500 companies such as AT&T, Verizon, T-Mobile, and Comcast thereby generating numerous individual relationships and contract opportunities per customer.
Highly Scalable Shared Services Platform Driven by Technology-Enabled Capabilities
QualTek provides full turnkey services to its customers. Our significant investment over the years to optimize our platform and technology has created a highly scalable business ready to support continued growth. For example, a centralized shared services system provides us with a competitive advantage for operational execution of customer services, process consistency and cross division sharing of “best practices,” resulting in enhanced efficiency and scalability. To maintain this operational excellence, we conduct disciplined measuring of KPIs with quality control for every division to ensure industry-leading execution capabilities.
Significant Revenue and Backlog
Our backlog consists of the estimated amount of revenue we expect to realize from future work on uncompleted contracts, including new contracts under which work has not begun, as well as revenue from change orders and renewal options. A significant portion of our 24-month backlog is attributable to MSAs and other service agreements, none of which require our customers to purchase minimum amounts of goods or services and can be terminated at will or on short notice. Backlog amounts are determined based on estimates that incorporate historical trends, anticipated seasonal impacts, experience from similar projects, and estimates of customer demand based on communications with our customers.
QualTek maintains strong potential revenue visibility through its two-year estimated backlog. Consistent with standard practice across the industry, QualTek calculates its estimated backlog for work under MSAs and other service agreements (including issued purchase orders) based on historical trends, anticipated seasonal impacts, experience from similar projects, and estimates of customer demand based on communications with our customers. Our long-standing relationships with blue-chip, investment grade customers enable us to understand our customers’ needs and expand our backlog. Our backlog provides long-term visibility into a recurring revenue base. QualTek has an estimated $1.6 billion two-year backlog of which $1.5 billion relates to our Telecom segment and $0.1 billion relates to our Renewables & Recovery Logistics segment.
Backlog is not a measure defined by accounting principles generally accepted in the United States of America ("GAAP") and should be considered in addition to, but not as a substitute for, GAAP results. Participants in our industry often disclose a calculation of their backlog; however, our methodology for determining backlog may not be comparable to the methodologies used by others. There can be no assurance as to our customers’ requirements or if actual results will be consistent with the estimates included in our forecasts. Furthermore, our ability to execute projects within our backlog may be adversely impacted by factors such as our liquidity and workforce, including subcontractors. As a result, our backlog as of any particular date is an uncertain indicator of future revenue and earnings.
Management Team
QualTek is led by a highly experienced management team that is positioned to capitalize on sector momentum. Our senior management team has an average of 21 years of individual industry experience. Our team is well suited to establish and maintain long-standing relationships with blue-chip customers as a result of our technical expertise, rigorous quality and safety standards, and execution track record.
Strategic Regional Presence across the U.S.
QualTek has a national footprint with approximately 65 strategically located service locations across the United States in close proximity to our major customers, allowing us to respond to customer demand swiftly and efficiently. Our presence in multiple regions gives us valuable insight into local market drivers and customer demand, thereby enabling us to provide bespoke services in each market. Due to this presence, QualTek has also built deep relationships with local customers that help drive business development, project execution, and cross-sell opportunities.
Growth Strategy
Expand Service Offerings & Solutions while Leveraging Established Customer Relationships
QualTek’s complementary service offering creates an opportunity for us to grow our business with customers in two fundamental ways: by winning more contracts and cross-selling services. We anticipate growth in our Telecom business as spectrum continues to become available. Additionally, we plan to cross-sell our full-suite of wireless services to our existing customer base.
In our Renewables & Recovery Logistics segment, we see significant opportunity to leverage existing customers and footprint for incremental projects. We also expect the Biden administration to promote more spending in renewables through government contracts and also in other sectors and businesses that will in turn reinvest in renewable energy solutions.
Expansion of our Recovery Logistics Business with Additional Deployments
We believe that our Recovery Logistics business is currently underutilized and is poised to provide assistance to the telecom industry and other industries for deployments beyond natural disasters such as hurricanes and winter storms. We intend to seek additional opportunities for the business to deploy its assets in new opportunities.
Our Services and Solutions
We are a reputable, one-stop infrastructure solutions provider at the epicenter of the 5G and renewables buildout. To serve our customers, we operate two distinct segments: Telecom, which includes our wireless and wireline engineering and construction services along with our electrical construction and maintenance services, and Renewables & Recovery Logistics.
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
Wireless
This sub-segment operates under the brand QualTek Wireless as a turnkey provider of installation, project management, maintenance, real estate, and site acquisition to major wireless carriers. Some other services offered include:
•System and Engineering
•Permitting
•Program and Construction Management
•Construction and Integration

•Site Acquisition
•Real Estate
Wireline
This sub-segment provides fiber optic aerial and underground installation, fiber optic splicing, termination & testing, new installation, engineering, and fulfillment services to major telecommunication companies. Other wireline services include:
•Fiber Backhaul
•Aerial Installation
•Pole Upgrades
•Fiber / Copper Splicing
•Directional Drilling
•Missile Boring
•Trenching
•OTDR Testing / Certification
•Multiple Dwelling Units ("MDU") Retro-Fits
•Maximum Transition Unit ("MTU") Builds
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
Power
This sub-segment provides electrical contracting, and utility construction and maintenance services to municipalities, electric membership cooperatives, and electric-utility companies, including the construction and maintenance of overhead and underground distribution systems. We provide comprehensive power line services including:
•New-build Distribution Line Construction
•Maintenance
•Pole Replacements
•Live-line Maintenance
•Hardening and Reliability Services
•Directional Boring
•Underground Structures
•Duct Bank Projects
•Direct-Bury Conduit
•Greenfield Residential Distribution

QualTek has the experience and the resources necessary to reliably deliver quality work for even the most complex and demanding overhead and underground ventures.
Renewables & Recovery Logistics
Our Renewables & Recovery Logistics segment provides end-to-end services for clients in the renewable energy sector and supports business continuity and disaster relief for clients in the telecommunications, power utility, and renewable energy industries, including AT&T, Duke Energy, Entergy, and Blattner Energy.
Renewables
This sub-segment operates under the brand QualTek Renewables and provides installation, testing and maintenance for wind farms, solar farms, and fiber optic grids. Other QualTek Renewables services include:
•Fiber Optic Terminations
•OTDR and Power Meter Testing
•Fusion Splicing
•Fiber Replacement
•Fiber Optic and Copper Infrastructure Installation
•Cable Jetting
•Boring & Trenching
•Wind and Solar Farm fiber, installation, and testing
•Large scale data communications solutions and installation
•OPGW & ADSS Aerial transmission line installation
Our wind business comprises a majority of the revenue for our Renewables sub-segment for the fiscal year ended December 31, 2022. Advanced wind turbines include a large number of sensors whose signals are prone to contamination from electrical interference from lightning strikes. It is increasingly common to use fiber optics to galvanically isolate such interfaces, which is more difficult and costly with copper wires. This not only limits the damage of any lightning strikes but also can help reduce the effects of power line noise on sensitive sensor readings. Fiber optics are used for both galvanic isolation purposes and data communications. In addition, offshore turbines are often situated five plus miles from the control center on land, making routine maintenance difficult and costly. As a result, wind turbine operators increasingly rely on complex sensors to efficiently monitor and schedule routine maintenance. Fiber optic cables are the preferred choice from a reliability and ease of maintenance perspective, especially at scale.
Our solar business services help support solar power generation by ensuring that our clients’ farms are running safely and efficiently. In a solar farm power generation system, large amounts of currents are generated from the heat of the sun. In order to protect the equipment from current leakage, galvanic insulation becomes important to ensure the power system’s quality and reliability. Fiber optics offer insulation protection from high-voltage/current glitches and unwanted signals into power equipment controls and communication. In addition, fiber optic communication can cover longer link distance connections compared to copper wire. As the solar farms grow in size, monitoring and controlling all the solar panels requires long link distance connections, which is only possible with fiber optic cable.
Recovery Logistics
This sub-segment operates under the brand QualTek Recovery Logistics and provides business continuity, restoration, and disaster relief services to its clients, including AT&T, Verizon, Duke Energy, Gulf Power, Florida Power and Light,

and Entergy, among others. QualTek Recovery Logistics has strategically staged basecamp assets in hurricane prone East and Gulf states to enable rapid deployment to any of these areas. Some other services offered include:
•Recovery Management
•Transport Logistics
•Temporary Shelter
•Network Recovery
•Fleet Services
•Energy Resources
•Catering
•Sanitation
Through our 2018 acquisition of Recovery Logistics, LLC (“RLI”), we transformed our recovery logistics sub-segment from a regional player with concentration in the Southeast to a fully national presence with a diversified customer base which can be served out of approximately 65 locations. RLI is a leading provider of business continuity and disaster recovery operations for the telecommunications and power utility sectors. RLI helps businesses recover from unplanned events, including hurricanes, winter storms and floods.
QualTek’s recent entry into the renewable energy space positions it to capitalize on sector tailwinds. Within Renewables, there is also significant opportunity for the Company to leverage its existing customer relationships, as well as its footprint, to gain traction and win incremental projects. This also applies to QualTek’s Recovery Logistics sub-segment, as the Company may be able to cross-sell recurring maintenance and recovery services to capture incremental revenue and deepen penetration with existing customer relationships. Providing recovery logistics capabilities offers another touchpoint for the Company to deliver high value-added services, underlining QualTek’s extensive repertoire of end-to-end services.
We believe that revenue will be propelled by the government’s focus and spending in the Renewables space, as well as QualTek’s commitment to expanding its service offerings and customer base, specifically in its Recovery Logistics sub-segment.
Contract Overview
QualTek has numerous MSAs with blue-chip customers that extend for periods of one or more years, with a majority for three or more years, some of which have automatic renewals, providing meaningful revenue visibility. Generally, the Company maintains multiple agreements with each customer as different geographies and scopes of work are individually priced. Pricing is generally based on a fixed price per unit basis with up to hundreds of units priced in a single contract. Many contracts specify discrete billing milestones for each job to be performed. As an agreed-upon milestone is achieved, QualTek may bill for the work performed. Purchase orders for discrete projects are generally issued under an MSA. This allows for quantity adjustments for the number of tasks/units that are performed with respect to a project. There are also other adjustments such as “rock adders” that accommodate changes in scope versus original engineering plans. MSAs have historically experienced high renewal rates.
QualTek utilizes a disciplined approach when bidding on new contracts and will decline to bid if management believes QualTek cannot deliver the quality that meets Company standards while achieving return targets. The Company’s approach in submitting a bid that meets target returns is based on a number of factors, including, but not limited to its:
•Experience in accurately understanding the scope of the work and associated margin
•Knowledge of local factors (i.e., resources, regional dynamics, work conditions, etc.) that will impact work to be performed

•Ability to simultaneously “lock-in” labor rates with contracts for the work to be performed on fixed price per unit basis (“back-to-back” agreements with contractors)
•Pass-through nature of material purchases
Due to the Company’s turnkey capabilities and high standard for quality control, QualTek often receives requests from customers to bid on new contract opportunities.
Human Capital Resources
Our employees are critical to our success. In order to best service our customers, QualTek utilizes a hybrid in-house & contracted labor model to flex our workforce. As of December 31, 2022, the Company had a combined workforce of approximately 803 in the Midwest, 1,159 in the West, 635 in the Southwest, 908 in the Southeast, and 1,770 in the Northeast. The Northeast workforce includes approximately 100 corporate employees that support all regions. Our combined workforce of approximately 5,275 includes 1,947 employees and 3,328 contracted workers. Additionally, approximately 15% of our workforce is comprised of Veterans of the U.S. Armed Forces. Our executive leadership team averages over 21 years of industry or functional experience. To date, we have not experienced any work stoppages and consider our relationship with our employees to be in good standing.
Safety: QualTek is committed to the safety and well-being of our employees and the communities in which we work. Our Health and Safety Program complies with all applicable laws, rules, and regulations, as well as our own standards. Our objective is to surpass best practices while eliminating or mitigating hazards that expose our personnel to injuries and illnesses. We hold our employees to the highest safety standards while also identifying new hazards and effectiveness of our best-in-class safety program.
We invest in highly effective, and thorough training. We go above and beyond for each individual to ensure safety, efficiency, and consistency across our entire team. We have training facilities in New York, Minnesota, Virginia, California, and Pennsylvania.
QualTek maintains a multi-disciplined and certified Safety team that both trains and reinforces QualTek’s safety culture to all employees. QualTek’s Safety team has certified Occupational Safety and Health Administration (“OSHA”) outreach instructors, first aid, cardiopulmonary resuscitation (“CPR”), radio frequency awareness, and National Safety Council Defensive Driver instructors. Our team also has multiple National Wireless Safety Alliance (“NWSA”) practical examiners and Construction Industry Training & Certification Academy (“CITCA”) rigging and climber training instructors.
Health & Wellness: QualTek offers a comprehensive health and wellness benefits package that is designed to meet the individual needs of our employees and their families. Current health offerings include medical, prescription, dental, and vision coverage. The QualTek wellness program provides access to a variety of health and well-being resources to encourage employees to prioritize and maintain a healthy lifestyle. To help employees manage their financial wellness, QualTek offers a 401k plan with a Company match, short-and long-term disability benefits, life insurance, various flexible spending accounts, critical accident, critical illness, and hospital indemnity coverage. Through the QualTek Employee Assistance Program (EAP), employees and their household members can seek support for health, financial, legal, and other personal matters.
Additionally, QualTek recognizes that employees have diverse needs for time away from work. To ensure a healthy work life balance, QualTek provides employees with paid time off, paid sick time, paid holidays, and paid parental leave.
Diversity, Equity, & Inclusion: At QualTek, we believe that our people are our greatest asset. We are committed to maintaining a workplace that champions and values diversity. We strive to cultivate a dynamic and inclusive culture of collaboration and respect. Hiring, promoting, and retaining a workforce with diverse backgrounds and perspectives enables us to best serve our customers and fulfill the Company’s mission. Recognizing and valuing diversity is a responsibility of employees at all levels of the organization.
Government Regulations
We are subject to state and federal laws that apply to businesses generally, including laws and regulations related to labor relations, wages, worker safety and environmental protection. While many of our customers operate in regulated industries (for example, utilities regulated by the public service commission or communications companies regulated by the Federal Communications Commission (“FCC”)), we are not generally subject to such regulation and oversight.
In addition to environmental laws and regulations, as a contractor, our operations are subject to various laws, including:
•regulations related to worker safety and health, including those established by the Occupational Safety and Health Administration and state equivalents;
•regulations related to vehicle registrations, including those of the states and the U.S. Department of Transportation;
•contractor licensing requirements;
•permitting and inspection requirements; and
•building and electrical codes.
We are subject to numerous environmental laws, regulations and programs, including the handling, transportation and disposal of non-hazardous and hazardous substances and wastes, laws governing emissions and discharges into the environment, including discharges into air, surface water, groundwater and soil, and programs related to the protection of endangered species and critical habitats.
We are also subject to laws and regulations that impose liability and cleanup responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, liabilities can be imposed for cleanup of properties, regardless of whether we directly caused the contamination or violated any law at the time of discharge or disposal. The presence of contamination from such substances or wastes could interfere with ongoing operations or adversely affect our business.
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
The potential effects of climate change on our operations are highly uncertain. Climate change may result in, among other things, changes in rainfall patterns, storm patterns and intensities and temperature levels. Our operating results are significantly influenced by weather. Therefore, major changes in weather patterns could have a significant effect on our future operating results. For example, if climate change results in significantly more adverse weather conditions in a given period, we could experience reduced productivity, which could negatively affect our revenue and profitability. Climate change could also affect our customers and the projects that they award. Demand for power projects or other projects could be negatively affected by significant changes in weather or from legislation or regulations governing climate change. Conversely, increased catastrophic weather events could favorably impact the revenue and profitability of our Recovery Logistics business.
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
Item 1A. Risk Factors
You should carefully consider the following risk factors, together with all of the other information included in this Form 10-K. We may face additional risks and uncertainties that are not presently known to us, or that we currently deem immaterial. The following discussion should be read in conjunction with the financial statements and notes to the financial statements included elsewhere in this Form 10-K. These risk factors are not exhaustive. You should carefully consider the following risk factors in addition to the other information included in this Form 10-K, including matters addressed in the section entitled “Cautionary Note Regarding Forward-Looking Statements.” QualTek may face additional risks and uncertainties that are not presently known to it, or that QualTek currently deems immaterial, which may also impair QualTek’s business or financial condition. The following discussion should be read in conjunction with the consolidated financial statements and notes to the financial statements included herein. Additional risks, beyond those summarized below, may apply to our activities or operations as currently conducted, or as we may conduct them in the future, or in the markets in which we operate or may in the future operate.
Summary of Risk Factors
Our business operations are subject to numerous risks and uncertainties, including those outside of our control, that could cause our business, financial condition or operating results to be harmed, including, but not limited to, the following:
•Our ability to continue as a going concern, including our belief that our current cash and cash equivalents will not suffice to fund our business for more than 30 days;
•The possibility that our material indebtedness is accelerated and that we are unable to pay or refinance such indebtedness, which could force us to liquidate and/or file for bankruptcy, resulting in the holders of our Common Stock suffering a total loss on their investment;
•The risks and uncertainties related to a pre-arranged or pre-packaged bankruptcy reorganization, which is currently under negotiation;
•The impact on our financial performance of losing key customers, decreased demand or contract cancellation;
•The impact of our level of indebtedness on our ability to negotiate favorable terms with our customers and vendors;
•The possibility that our estimation of costs under fixed priced contracts is inaccurate;
•Our ability to complete projects in a timely manner given the possibility of project delays;
•Our ability to adequately recover charges against project owners, subcontractors or suppliers;
•Our ability to convert our backlog into actual revenue and profits;
•Risks and hazards inherent in our business (including environmental and physical hazards on our project sites, industrial accidents and weather or geologically related conditions);
•The seasonality of our business;
•The potential for us to incur substantial costs resulting from lawsuits or other claims against us;
•Our reliance on the security and integrity of our information technology systems to effectively operate our business;
•The possible impairment of our goodwill and other intangible assets;
•Uncertainty with respect to our insurance liabilities and potential costs;
•Our ability to retain and attract qualified managers, directors, key employees and qualified personnel;
•The possibility that strategic investments will harm our operating results, cash flows and liquidity;
•The ability of our Recovery Logistics business to be profitable;
•Possible unionization activities among our personnel;
•Our dependence on the efforts of the Board and key personnel;
•Our significant amount of debt could adversely affect our business, financial condition and results of our operations;
•Our ability to generate sufficient cash flows to satisfy our debt obligations or to refinance our indebtedness;
•Potential harm to our results of operations, cash flows and liquidity due to, among other things, poor subcontractor performance or loss of subcontractors;
•Our ability to obtain sufficient bonding capacity to support certain service offerings;
•Our ability to comply with our contractual covenants, including in respect of our debt;
•Constraints on us as a result of our indebtedness and cross-default provisions that could accelerate all of our indebtedness;
•Our ability to repurchase our senior unsecured convertible notes due 2027 (the "2027 Convertible Notes") upon a fundamental change;
•The effect of economic downturns, unfavorable market conditions, including from inflation, rising interest rates or supply chain disruptions and political market uncertainty;
•Our ability to adjust to changes to laws, governmental regulations and policies;
•Our ability to compete in a rapidly developing industry with considerable customer consolidation;
•Our ability to affect the environment or cause exposure to hazardous substances;
•Our ability to comply with environmental laws related our underground work;
•Our failure to comply with the regulations of government agencies that oversee transportation and safety compliance;

•Our failure to comply with various laws and regulations related to contractor licensing and business licensing;
•Challenges presented by climate change and climate change regulations;
•Our potential failure to regain compliance with the requirements for continued listing on the Nasdaq Capital Market, resulting in the delisting of our Class A Common Stock;
•The possibility that our actual financial results will differ materially from our estimates and assumptions;
•Potential volatility of market price and market liquidity for shares of our Class A Common Stock;
•The limited market for our Class A Common stock;
•Our qualification as an emerging growth company under the JOBS Act and our reliance on certain exemptions from disclosure and financial reporting requirements;
•The possibility that our warrants will be exercised and cause dilution to our stockholders;
•Dilutive effect of the possible conversion of the 2027 Convertible Notes;
•Possible harm to our business and operations resulting from shareholder activism and securities litigation;
•Expectations that we will not pay cash dividends in the foreseeable future;
•Our dependence on distributions from QualTek HoldCo to pay dividends, taxes, other expenses and required payments under the Tax Receivable Agreement;
•The possibility that cash payments to TRA Holders under the Tax Receivable Agreement may be substantial in amount, exceed actual realized tax benefits or be accelerated;
•Our status as a “controlled company” within the meaning of the Nasdaq listing standards and, as a result, qualification for exemptions from certain corporate governance requirements;
•The right of QualTek Equity holders and the Sponsors to elect directors to our Board;
•The anti-takeover provisions in the Certificate of Incorporation and Amended and Restated Bylaws and those present in Delaware law; and
•Limitations on our stockholders’ ability to obtain a favorable judicial forum for disputes with the Company or its directors, officers or employees.
Risks Related to Our Business and Operations
The Company believes its current cash and cash equivalents will not be sufficient to fund its business for the next twelve months from the date of its consolidated financial statements, raising substantial doubt about the Company's ability to continue as a going concern.
As of  December 31, 2022, the Company had approximately $495 thousand of cash and cash equivalents. Based on the Company’s current business plan, management believes that the Company’s available cash and cash equivalents will likely not be sufficient to fund its operations for the next twelve months from the issuance of the consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K without generating positive cash flows and raising additional funds. These conditions raise substantial doubt about the Company’s ability to continue as a going concern (see Note 1 - Nature of Business and Summary of Significant Accounting Policies). In addition, the Company’s current operating plan is based on assumptions that may prove to be inaccurate, and the Company could use its available capital resources sooner than it currently expects. The Company may be forced to curtail existing operations if it is unable to obtain additional funding to support its current business plan.
In addition, on March 15, 2023, we did not make an interest payment of approximately $3,700 thousand due on the 2027 Convertible Notes. We had a 30-day grace period, or until April 14, 2023, to make the interest payment. We have not made the interest payment, and as a result, an event of default has occurred under the indenture that governs our 2027 Convertible Notes (the "Indenture"), the ABL Credit Agreement (as defined below) and the Term Loan Credit Agreement (as defined below). Pursuant to the Indenture, upon an event of default, the trustee under the 2027 Convertible Notes or holders of 25% in aggregate principal amount of the outstanding 2027 Convertible Notes may declare the principal of, premium, if any, on and accrued and unpaid interest on, the 2027 Convertible Notes to be due and payable immediately, which would require the Company to pay approximately $130,000 thousand immediately. In addition, pursuant to each of the ABL Credit Agreement and the Term Loan Credit Agreement, upon an event of default, the lenders under such facilities can accelerate the repayment of the outstanding borrowings thereunder and exercise other rights and remedies that they have under applicable laws. The Company has not received any notices of acceleration as of the date hereof.
The Company has entered into a forbearance agreement with holders of approximately 72% of the aggregate principal amount of the outstanding 2027 Convertible Notes (the “Forbearing Holders”), pursuant to which the Forbearing Holders have agreed to (i) forbear from exercising any of their rights and remedies, including with respect to an acceleration, under the Indenture or applicable law with respect to any default or any event of default arising under the Indenture relating to or as a proximate result of the Company’s failure to pay interest on the 2027 Convertible Notes on March 15, 2023 or during the subsequent 30-day grace period and (ii) exercise their rights pursuant to the Indenture to direct the trustee to forbear from exercising any remedy available to the trustee or exercising any trust or power conferred upon the trustee with respect to such defaults or events of default, in each case during the period commencing on April 24, 2023 and ending upon the earliest to occur of (a) 11:59 p.m. (New York City time) on May 15, 2023, (b) the occurrence of any event of default other than the defaults and events of default specified above, (c) payment of interest that was due March 15, 2023 to each Forbearing Holder, (d) the Company’s failure to pay any amounts owed to certain of the Forbearing Holders’ advisors, (e) an event of default, acceleration, or similar event in connection with any of the Company’s funded and/or revolving indebtedness, provided that the Company has not entered into a forbearance or similar agreement with respect to the foregoing clause (e), and (f) any borrowing or further extension of credit under the Company’s term loan facility, any provision of additional collateral to or for the benefit of the lenders under such term loan facility or any other lenders, agents, trustees or other parties under any credit facility or any other financing or similar instrument, or entry into any other non-ordinary course financing or similar transaction or any material asset disposition, in each case without the express written consent of the Forbearing Holders.
The Company has entered into a forbearance agreement with the administrative agent and lenders (the “ABL Forbearing Holders”) under the ABL Credit Agreement, pursuant to which the ABL Forbearing Holders have agreed to forbear from exercising any of their rights and remedies, including with respect to an acceleration, in respect of a cross-payment event of default arising under Section 8.1(b)(i) of the ABL Credit Agreement and any event of default that may arise under Section 8.1(e)(ii) of the ABL Credit Agreement as a result of our failure to deliver an unqualified audit report (a report not containing an explanatory paragraph regarding "going concern") with respect to our financial statements for the fiscal year ended December 31, 2022, among other changes and forbearances, including a reduction in the aggregate commitment from $105,000 thousand to $90,000 thousand. The forbearance period shall expire on the earliest of: (i) May 15, 2023, (ii) the time at which any of the representations and warranties in the forbearance agreement is inaccurate in any material respect or any covenant is breached in any material respect, (iii) the occurrence of any other default or event of default under the ABL Credit Agreement or (iv) the trustee under the Convertible Notes exercises any remedy under the Indenture.
The Company has entered into a limited waiver agreement with the administrative agent and required lenders (the “Term Loan Waiving Holders”) under the Term Loan Credit Agreement, pursuant to which the Term Loan Waiving Holders have agreed to waive certain defaults, including with respect to an acceleration, in respect of a cross-payment event of default under Section 8.1(b)(i) of the Term Loan Credit Agreement and any event of default that may arise under Section 8.1(e)(ii) of the Term Loan Credit Agreement as a result of our failure to deliver an unqualified audit report (a report not containing an explanatory paragraph regarding "going concern") with respect to our financial statements for the fiscal year ended December 31, 2022, among other changes and waivers, including changes that will allow the Company to request additional borrowings in the form of new money incremental term loans in an amount of up to $20,000 thousand, subject to the approval of the Required Lenders (as defined in the Term Loan Credit Agreement). The waiver period shall expire on the earliest of: (i) May 15, 2023, (ii) the time at which any of the representations and warranties in the limited waiver agreement is inaccurate in any material respect or any covenant is breached in any material respect, (iii) the occurrence of any other default or event of default under the Term Loan Credit Agreement or (iv) the trustee under the Convertible Notes exercises any remedy under the Indenture.
To address near-term liquidity needs, the Company negotiated with its lenders for a new-money investment, which culminated in the Term Loan Amendment. Pursuant to the Term Loan Amendment, the Company received a cash infusion totaling $55,000 thousand on March 16, 2023 and expects to receive a cash infusion totaling $5,000 thousand on April 28, 2023, and additional cash infusions totaling $5,000 thousand by May 12, 2023. The Company may also request $10,000 thousand of additional new money incremental term loans under the Term Loan Credit Agreement, which will be subject to the approval of the Required Lenders. There can be no assurances that, if requested, the Company will obtain such approval and subsequently be able to borrow the additional $10,000 thousand of new money incremental term loans. Without additional cash infusions, the Company will likely not have sufficient cash to fund its operations for more than 30 days from the date of this report.
If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all, which could have a material adverse effect on our business, results of operations and financial condition and could impact our ability to continue as a going concern. Even if our creditors do not exercise all rights and remedies available to them in an event of default, such an event of default could cause a significant decline in the value of our Class A Common Stock.

The inclusion of the explanatory language around going concern in our consolidated financial statements, any event of default under the agreements governing our indebtedness and any strategic transactions that we undertake to improve our liquidity position could also have an adverse impact on our reputation and relationship with third parties with whom we do business, including our customers, vendors and employees. We will likely choose or need to obtain alternative sources of capital or otherwise meet our liquidity needs and/or restructure our existing indebtedness through the protections available under applicable bankruptcy or insolvency laws, including Chapter 11 of the U.S. Bankruptcy Code. Holders of our Class A Common Stock will likely not receive any value or payments in a restructuring or similar scenario.
In the event we were to pursue a bankruptcy reorganization under the U.S. Bankruptcy Code, we would be subject to the risks and uncertainties associated with bankruptcy proceedings, including the potential delisting of our Class A Common Stock from trading on Nasdaq.
We continue to experience significant financial and operating challenges that present substantial doubt as to our ability to continue as a going concern. If we continue to experience financial and operating challenges and are unsuccessful or unable to raise additional capital, it will be necessary for us to commence reorganization proceedings. In the event we were to pursue such a restructuring, our operations, our ability to develop and execute our business plan and our continuation as a going concern would be subject to the risks and uncertainties associated with bankruptcy proceedings, including, among others: the high costs of bankruptcy proceedings and related fees; our ability to maintain the listing of our Class A Common Stock on the Nasdaq Capital Market; our ability to obtain sufficient financing to allow us to emerge from bankruptcy and execute our business plan post-emergence, and our ability to comply with terms and conditions of that financing; our ability to maintain our relationships with our lenders, counterparties, vendors, suppliers, employees and other third parties; our ability to maintain contracts that are critical to our operations on reasonably acceptable terms and conditions; the ability of third parties to use certain limited safe harbor provisions of the U.S. Bankruptcy Code to terminate contracts without first seeking bankruptcy court approval; and the actions and decisions of third parties who have claims and/or interests in our bankruptcy proceedings that may be inconsistent with our operational and strategic plans. In addition, we may be subject to litigation or other claims related to a bankruptcy or dissolution and liquidation. Any reorganization effected under the U.S. Bankruptcy Code will result in a total loss of investments in our Class A Common Stock.
In addition, if we were to commence bankruptcy proceedings, our shares of Class A Common Stock would likely be delisted from trading on Nasdaq. Nasdaq rules provide that securities of a company that trades on Nasdaq may be delisted in the event that such company seeks bankruptcy protection. In response to a Chapter 11 filing, Nasdaq would likely issue a delisting letter immediately following such a filing. If Nasdaq were to issue such a letter, we would have the opportunity to appeal the determination during which time the delisting would be stayed, but if we did not appeal or otherwise were not successful in our appeal, our Class A Common Stock would soon thereafter be delisted and our Class A Common Stock could be traded in the over-the-counter markets. Any delisting of our Class A Common Stock could result in a substantial decline in the value of our Class A Common Stock including, among other reasons, for the reduced liquidity of our Class A Common Stock.
We derive a significant portion of our revenue from a few customers, and the loss of one or more of these customers, or a reduction in their demand for our services, could impair our financial performance. In addition, many of our contracts, including our service agreements, do not obligate our customers to undertake any infrastructure projects or other work with us, and most of our contracts may be terminated at will or on short notice.
Our business is concentrated among relatively few customers, and a substantial portion of our services are provided on a non-recurring, project-by-project basis. Our revenue could significantly decline if we were to lose one or more of our significant customers, or if one or more of our customers reduce the amount of business they provide to us. Our customers may choose to reduce the amount of business they provide to us for, among other reasons, concerns regarding our liquidity. For the fiscal year ended December 31, 2022, our top three customers accounted for approximately 66% of our total revenues, respectively. In addition, our results of operations, cash flows and liquidity could be negatively affected if we complete the required work on non-recurring projects and cannot replace them with similar projects. See Note 1. Nature of Business and Summary of Significant Accounting Policies, in the notes to our audited consolidated financial statements included herein for revenue concentration information.
We derive a significant portion of our revenue from multi-year MSAs and other service agreements. Under these agreements, our customers have no obligation to undertake any infrastructure projects or other work with us. In addition, most of our contracts can be terminated at will or on short notice. This makes it difficult to estimate our customers’ demand for our services. A significant decline in the volume of work our customers request us to perform under these service agreements could negatively affect our results of operations, cash flows and liquidity.
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
Our level of indebtedness may hinder our ability to negotiate favorable terms with our customers and vendors, which could negatively impact our operating performance and, thus, could make it more difficult for us to generate cash flow sufficient to satisfy all of our obligations under our indebtedness.
Our success is partially attributable to our ability to negotiate attractive pricing and terms with our customers, vendors and suppliers. Our level of indebtedness may adversely affect our credit profile or rating. Our customers consider our credit profile when negotiating contract terms, and if they were to change the terms on which they demand payment from us, or refuse to do business with us altogether, it could have a material adverse effect on our business, results of operations, cash flows and financial condition.
Our credit profile or rating may also adversely affect our ability to negotiate favorable trade terms from our current or future vendors, including pricing, payment, delivery, inventory, transportation, and other terms, and may increase our need to support purchases with letters of credit or to procure goods or services on a cash-in-advance basis. This could negatively impact the profitability and liquidity of our business and our ability to effectively compete. Thus, our level of indebtedness could adversely affect the profitability of our business, which could make it more difficult for us to generate cash flow sufficient to satisfy our obligations under our indebtedness.
We may not accurately estimate the costs associated with services provided under fixed price contracts, which could impair our financial performance. Additionally, we recognize revenue for certain projects using the cost-to-cost method of accounting; therefore, variations of actual results from our assumptions could reduce our profitability.
We derive a significant portion of our revenue from fixed price MSAs and other service agreements. Under these contracts, we typically set the price of our services on a per unit or aggregate basis and assume the risk that costs associated with our performance may be greater than what we estimated.
We also enter into contracts for specific projects or jobs that require the installation or construction of an entire infrastructure system or specified units within an infrastructure system, many of which are priced on a fixed price or per unit basis. Our profitability will be reduced if actual costs to complete a project exceed our original estimates. Our profitability is therefore dependent upon our ability to accurately estimate the costs associated with our services and our ability to execute in accordance with our plans. A variety of factors could negatively affect these estimates, including delays resulting from weather, changes in expected productivity levels, conditions at work sites differing materially from those anticipated at the time we bid on the contract and higher than expected costs of labor and/or materials. These variations, along with other risks inherent in performing fixed price contracts, could cause actual project results to differ materially from our original estimates, which could result in lower margins than anticipated, or losses, which could reduce our profitability, cash flows and liquidity.
In addition, we recognize revenue from fixed price contracts, as well as for certain projects pursuant to MSAs and other service agreements, over time utilizing the cost-to-cost measure of progress, or the “cost-to-cost” method of accounting, under which the percentage of revenue to be recognized in a given period is measured by the percentage of costs incurred to date on the contract to the total estimated costs for the contract. The cost-to-cost method, therefore, relies on estimates of total expected contract costs. Contract revenue and total contract cost estimates are reviewed and revised on an ongoing basis as the work progresses. Adjustments arising from changes in the estimates of contract revenue or costs are reflected in the fiscal period in which such estimates are revised. Estimates are based on management’s reasonable assumptions, judgment and experience, but are subject to the risks inherent in estimates, including unanticipated delays or technical complications, changes in job performance, job conditions and management’s assessment of expected variable consideration. Variances in actual results from related estimates on a large project, or on several smaller projects, could be material. The full amount of an estimated loss on a contract is recognized in the period such losses are determined. Any such adjustments could result in reduced profitability and negatively affect our results of operations.
Our failure to properly manage projects, or project delays, including those resulting from difficult work sites and environments or delays, could result in additional costs or claims or failure to achieve actual revenue or profits when anticipated or at all, which could have a material adverse effect on our operating results, cash flows and liquidity.
Certain of our engagements involve large-scale, complex projects that may occur over extended time periods. The quality of our performance on such a project depends in large part upon our ability to manage our client relationships and the project itself, such as the timely deployment of appropriate resources, including third-party contractors and our own personnel. Our results of operations, cash flows and liquidity could be adversely affected if we miscalculate the resources or time needed to complete a project with capped or fixed fees, or the resources or time needed to meet contractual milestones.
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
We occasionally seek reimbursement from project owners for additional costs that exceed the contract price or for amounts not included in the original contract price. Similarly, we present change orders and charges to our subcontractors and suppliers. We could incur reduced profits, cost overruns or project losses if we fail to properly document the nature of change orders or charges or are otherwise unsuccessful in negotiating an expected settlement. These types of charges can often occur due to matters such as owner-caused delays or changes from the initial project scope, which result in additional costs, both direct and indirect, or from project or contract terminations. From time to time, these charges can be the subject of lengthy and costly proceedings, and it is often difficult to accurately predict when these charges will be fully resolved. When these types of events occur and unresolved charges are pending, we may invest significant working capital in projects to cover cost overruns pending the resolution of the relevant charges. A failure to promptly recover on these types of charges could have a material adverse effect on our liquidity and financial results.
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
Our backlog consists of the estimated amount of revenue we expect to realize from future work on uncompleted contracts, including new contracts under which work has not begun, as well as revenue from change orders and renewal options. A significant portion of our 24-month backlog is attributable to MSAs and other service agreements, none of which require our customers to purchase a minimum amount of services and can be terminated at will or on short notice. The balance of our backlog is our estimate of work to be completed under contracts for specific projects. Backlog amounts are determined based on estimates that incorporate historical trends, anticipated seasonal impacts, experience from similar projects, and estimates of customer demand based on communications with our customers. These estimates may prove inaccurate, which could cause estimated revenue to be realized in periods later than originally expected, or not at all. In the past, we have experienced postponements, cancellations and reductions in expected future work due to changes in our liquidity or in our customers’ spending plans, market volatility, regulatory delays and/or other factors. There can be no assurance as to our customers’ requirements or that actual results will be consistent with the estimates included in our forecasts, and our customers may choose to reduce or remove previously awarded work over concerns about our liquidity or financial condition. As a result, our backlog as of any particular date is an uncertain indicator of future revenue and earnings. In addition, contracts included in our backlog may not be profitable. If our backlog fails to materialize, our results of operations, cash flows and liquidity would be materially and adversely affected.
Our business is subject to operational risk, including from operational and physical hazards that could result in substantial liabilities and weaken our financial condition.
Our business is subject to operational hazards due to the nature of services we provide and the conditions in which we operate, including electricity, fires, explosions, mechanical failures and weather-related incidents. While we invest substantial resources in occupational health and safety programs, there can be no assurance that we will be able to mitigate all such hazards or avoid significant liability. Construction and electrical projects undertaken by us expose our employees to electrical lines, heavy equipment, transportation accidents, adverse weather conditions and the risk of damage to equipment and property. These risks and hazards, among others, can cause personal injuries and loss of life, severe damage to or destruction of property and equipment and other consequential damages and could lead to suspension of operations, large damage claims which could, in some cases, substantially exceed the amount we charge for the associated services, government enforcement actions or regulatory penalties, civil litigation or criminal prosecution. Personal injury claims for damages, including for bodily injury or loss of life, could result in substantial costs and liabilities, which could materially and adversely affect our financial condition, results of operations or cash flows. In addition, if serious accidents or fatalities occur, or if our safety records were to deteriorate, we may be restricted from bidding on certain work or obtaining new contracts, and certain existing contracts could be terminated. Our safety processes and procedures are monitored by various agencies and ratings bureaus. The occurrence of accidents in the course of our business could result in significant liabilities, employee turnover, an increase in insurance costs or an increase in the costs of our projects or harm our ability to perform under our contracts or enter into new customer contracts, all of which could materially adversely affect our revenue, profitability and liquidity.
Our business is seasonal and affected by the spending patterns of our customers and timing of governmental permitting, as well as weather conditions and natural catastrophes, which exposes us to variations in quarterly results.
Some of our customers reduce their expenditures and work order requests towards the end of the calendar year. In addition, adverse weather conditions, particularly during the winter season, can affect our ability to perform outdoor services in certain regions. As a result, we generally experience reduced revenue in the first and fourth quarters of each calendar year. Natural catastrophes such as hurricanes or other severe weather, wildfires or flooding could affect our ability to perform outdoor services or utilize equipment and crews in affected regions. Potential lingering effects of the COVID-19 pandemic and changes in governmental permitting could also result in greater seasonal and cyclical volatility than would otherwise exist under normal conditions. These events, as well as other global and/or economic effects, could materially and adversely affect demand for our services and our results of operations, cash flows and liquidity.
In the ordinary course of our business, we may become subject to lawsuits, indemnity or other claims, which could materially and adversely affect our business, results of operations and cash flows.
From time to time, we are subject to various claims, lawsuits and other legal proceedings brought or threatened against us in the ordinary course of our business including employment, commercial, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings. These actions and proceedings may seek, among other things, compensation for alleged personal injury, workers’ compensation, employment discrimination and other employment-related damages, breach of contract, intellectual property violations, property damage, environmental liabilities, liquidated damages, consequential damages, punitive damages and civil penalties or other losses, or injunctive or declaratory relief. We may also be subject to litigation in the normal course of business involving allegations of violations of the Fair Labor Standards Act, Fair Credit Reporting Act and state wage and hour laws, misclassification of independent contractors, and determination of the Company as a joint employer of subcontractor employees. In addition, we generally indemnify our customers for claims related to the services we provide and actions we take under our contracts, and, in some instances, we may be allocated risk through our contract terms for actions by our customers or other third parties.
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
We rely on information, communications and data systems in our operations. System and information technology interruptions and/or data security breaches could adversely affect our ability to operate and could result in harm to our reputation.
We rely on information and communications technology, computer, and other related systems in order to operate. Our financial system is a Software as a service (SaaS) and we rely, in part, on a major ERP software and information technology to run certain of our critical accounting, project management and financial information systems. From time to time, we experience system interruptions and delays. Our operations could be interrupted or delayed, or our data security could be breached, if we are unable to gain access to, or effectively maintain and upgrade, our systems and network infrastructure and/or take other steps to improve and otherwise protect our systems. In addition, our information technology and communications systems, including those associated with acquired businesses, and our operations could be damaged or interrupted by cyber-attacks and/or physical security risks. These risks include natural disasters, power loss, telecommunication failures, intentional or inadvertent user misuse or error, failures of information technology solutions, computer viruses, phishing attacks, social engineering schemes, malicious code, ransomware attacks, acts of terrorism and physical or electronic security breaches, including breaches by computer hackers, cyber-terrorists and/or unauthorized access to or disclosure of our and/or our employees’ or customers’ data. Furthermore, such unauthorized access, cyber-attacks or data security breaches could go unnoticed for some period of time.
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
While we have security, internal control and technology measures in place to protect our systems and network, if these measures fail as a result of a cyber-attack, other third-party actions, employee error, malfeasance or other security breach or failure, and someone obtains unauthorized access to our and/or our employees’ or customers’ data, our reputation could be damaged, our business may suffer and we could incur significant liability, or, in some cases, we may lose access to our business data. In the ordinary course of business, we have been targeted by malicious cyber-attacks, although our systems have been sufficiently resilient to prevent material disruption of our operations; however, because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, our current or future defenses may not be adequate to protect against new or revised techniques. As a result, we may be required to expend significant resources to protect against the threat of system disruptions and security breaches or to investigate and mitigate problems caused by these disruptions and breaches. Any of these events could damage our reputation and have a material adverse effect on our business, results of operations, financial condition and cash flows. Furthermore, while we maintain insurance policies that we consider to be adequate, our coverage may not specifically cover all types of losses or claims that may arise.
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
We have goodwill and intangible assets held on our balance sheet. We periodically review the carrying values of goodwill and intangible assets to determine whether such carrying values exceed their fair market values. Declines in the profitability of individual reporting units due to economic or market conditions or otherwise, as well as adverse changes in financial, competitive and other conditions, including declines in the operating performance of our reporting units or other adverse changes in the key valuation assumptions contributing to the estimated fair value of our reporting units, could adversely affect the estimated fair values of the related reporting units, which could result in an impairment of the recorded balances of goodwill or intangible assets. During 2022 and 2021, the Company recorded goodwill impairment charges of $14,160 thousand and $52,487 thousand. See Note 7 — Goodwill and Intangible Assets in the notes to our audited consolidated financial statements included herein for additional details.
We have liability claims exposure due to high deductible insurance and potential uninsured claims.
We maintain insurance policies with respect to automobile liability, general liability, employer’s liability, workers’ compensation and other types of coverage. These policies are subject to high deductibles or self-insured retention amounts. We are effectively self-insured for substantially all claims because most claims against us do not exceed the deductibles or the self-insured retention amounts under our insurance policies. There can be no assurance that our insurance coverages will be sufficient or effective under all circumstances, or against all claims or liabilities to which we may be subject, which could expose us to significant liabilities and materially and adversely affect our business, financial condition, results of operations and cash flows. In addition, insured liabilities are difficult to assess and estimate due to many factors, the effects of which are often unknown or difficult to estimate, including the severity of an injury, the determination of our liability in proportion to other parties’ liability, the number of incidents not reported and the effectiveness of our safety programs. If our insurance costs exceed our estimates of insurance liabilities, or if our insurance claims increase, or if our insurance coverage proves to be inadequate or becomes unavailable, we could experience increased exposure to risk and/or a decline in profitability and liquidity.
If we are unable to attract and retain qualified managers and skilled employees, we will be unable to operate efficiently, which could reduce our revenue, profitability and liquidity.
Our business is labor intensive, and some of our operations experience a high rate of employee turnover. In addition, given the nature of the highly specialized work we perform, many of our employees are trained in, and possess, specialized technical skills that are necessary to efficiently operate our business and maintain productivity and profitability. At times of low unemployment, it can be difficult for us to find appropriately skilled and qualified personnel at affordable rates. We may be unable to hire and retain a sufficiently skilled labor force to support our operating requirements and growth strategy, and furthermore, may experience high turnover or inability to retain subcontractors due to concerns about our liquidity and financial condition. Our labor and training expenses could increase as a result of a shortage in the supply of skilled personnel, which could adversely affect our profitability. We cannot be certain that we will be able to maintain and ensure the productivity of the skilled labor force necessary to operate our business. Our ability to do so depends on a number of factors, such as the general rate of employment, competition for employees possessing the skills we need, the general health and welfare of our employees and the level of compensation required to hire, train and retain qualified employees. Additionally, our business is managed by a number of key executive and operational officers, many of whom have extensive industry experience, and is dependent upon retaining and recruiting qualified management to execute our business strategy. Labor shortages, increased labor or training costs or the loss of key personnel could materially adversely affect our results of operations, cash flows and liquidity.
Acquisitions, strategic investments and dispositions involve risks that could negatively affect our operating results, cash flows and liquidity and may not enhance shareholder value.
We have made, and may continue to make, strategic acquisitions and investments. Acquisitions may expose us to operational challenges and risks, including the ability to profitably manage the acquired business or successfully integrate the operations, internal controls and procedures and financial reporting and accounting systems of the acquired business into our business; increased indebtedness and contingent earn-out obligations; the ability to fund cash flow shortages that may occur if anticipated revenue is not realized or is delayed, whether by general economic or market conditions, or other unforeseen difficulties; the expense of integrating acquired businesses; the availability of funding sufficient to meet increased capital needs; diversion of management’s attention; and the ability to retain or hire qualified personnel required for expanded operations. If acquisitions fail to perform up to our expectations, we could be required to record impairment charges on the goodwill, intangible assets, and/or working capital balances associated with our acquisitions.
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
Acquired companies may have liabilities that we failed, or were unable, to discover in the course of performing due diligence investigations. We cannot provide complete assurances that the indemnifications granted to us by sellers of acquired companies will be sufficient in amount, scope or duration to fully offset potential liabilities associated with acquired businesses. We may learn additional information about the businesses we have acquired that could materially adversely affect us, such as unknown or contingent liabilities, unprofitable projects and liabilities related to compliance with applicable laws. Any such liabilities, individually or in the aggregate, or the inability to properly integrate an acquired company or realize expected synergies could have a material adverse effect on our business. We generally require that key management and former principals of the businesses we acquire enter into non-competition agreements in our favor. If we are unable, and the courts refuse to enforce the non-competition agreement entered into by such person or persons, we might be subject to increased competition. Failure to successfully manage the operational challenges and risks associated with, or resulting from, our acquisitions could adversely affect our results of operations, cash flows and liquidity.
Additionally, we may from time to time explore opportunities to maximize value through the disposition of assets and businesses, including the sale of certain businesses. These sales or transactions could adversely affect our results of operations, cash flows and liquidity.
Our Recovery Logistics business is subject to a number of risks that may significantly impact our business, liquidity, cash flows and results of operations.
Our Recovery Logistics business provides recovery and restoration services for our energy and telecommunications customers. The majority of its revenue is earned through support of the restoration efforts of our customers affected by storms and other disasters. The timing, duration and severity of these events are uncertain and difficult to predict, and we may experience a year in which no severe storms or disasters occur, which would significantly impact the Company's revenues, profitability and cash flows. In addition, much of these services are provided by third parties which may be difficult or costly to mobilize in the event of unexpected demand for services. Customers may also rely on their employees to provide these services, which reduces demand for our services. We do not control such factors and, as a result, our revenue and income can vary from quarter to quarter, and past financial results for certain quarters may not be a reliable indicator of future results for comparable quarters in subsequent years.
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
The Company’s ability to be successful will depend upon the efforts of the Board and key personnel and the loss of such persons could negatively impact the operations and profitability of the Company’s business.
The Company’s ability to be successful will be dependent upon the efforts of the Board and key personnel. We cannot assure you that the Board and the Company’s key personnel will be effective or successful or remain with the Company.
Risks Related to Financing Our Business
We have a significant amount of debt, which could adversely affect our business, financial condition and results of operations or could affect our ability to access capital markets in the future. In addition, our debt contains restrictive covenants that may prevent us from engaging in transactions that might benefit us.
We have a significant amount of indebtedness. As of December 31, 2022, the outstanding aggregate principal amount of our indebtedness was $543,404 thousand, including amounts outstanding under our 2027 Convertible Notes), borrowings under our ABL Facility (as defined below) and borrowings under our Term Loan Facility. On March 16, 2023, the Company entered into the Term Loan Amended, which provided $55,000 thousand of new money incremental term loans and up to $20,000 thousand of additional new money incremental term loans, and the ABL Amendment. For more information about our outstanding indebtedness, see Note 8 - Debt and Financing Lease Obligations to the accompanying audited financial statements.
Our outstanding debt and debt service requirements could have significant consequences on our future operations, including:
•making it more difficult for us to optimally capitalize and manage the cash flow for our businesses;
•subject holders of our debt and Class A Common Stock to the risk of loss of all or a substantial portion of their investment and subject us to substantial expenses in the event the lenders or debt holders (or persons acting on their behalf) under the 2027 Convertible Notes, the credit agreement, the term loan, or other creditors force an involuntary bankruptcy proceeding or other proceedings, if we commence voluntary bankruptcy proceedings, or if we are unable to pay our interest or principal payment obligations;
•certain vendors and service providers may require that we prepay, prefund or provide them with deposits or security for payments earlier than current payment obligations, which would further hamper our cash flow;
•an event of default if we fail to comply with the financial and other restrictive covenants contained in our debt agreements, which could result in all of our debt becoming immediately due and payable;
•reducing the availability of our cash flows to fund working capital, capital expenditures, acquisitions or strategic investments, and limiting our ability to obtain additional financing for these purposes;
•subjecting us to the risk of increasing interest expense on variable rate indebtedness;
•limiting our flexibility in planning for, or reacting to changes in our business, the industries in which we operate and the general economy; and
•placing us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged.
The terms of our indebtedness contain customary events of default and covenants that prohibit us from taking certain actions without satisfying certain financial tests or obtaining the consent of the lenders. Should we be unable to comply with the terms and covenants of our indebtedness, including our credit facility, we would be required to obtain consents from our bank group lenders, modify our credit facility or other debt instruments or secure another source of financing to continue to operate our business, none of which may be available to us on reasonable terms or at all. A default could also result in the acceleration of our obligations. In addition, these covenants may prevent us from engaging in transactions that benefit us, including responding to changing business and economic conditions or securing additional financing, if needed.

Any of these factors could have an adverse effect on our business, financial condition and results of operations. Our ability to meet our payment and other obligations under our debt instruments depends on our ability to generate significant cash flow in the future, which can be subject to many factors, some of which are beyond our control. We cannot assure that our business will generate future cash flow from operations, or that future borrowings will be available to us in an amount sufficient to enable us to meet our payment obligations and to fund other liquidity needs. Our business is capital intensive, and if we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital, and some of these activities could have terms that are unfavorable, could be highly dilutive or could result in a total loss of your investment in our Class A Common Stock. Our ability to obtain additional financing or to refinance our existing indebtedness will depend on the capital markets and our financial condition at such time. Any of the above factors could adversely affect our results of operations, cash flows and liquidity.
We are also party to certain factoring arrangements. Any termination of such factoring arrangements could adversely affect our results of operations, cash flows and liquidity.
We have not been able to generate sufficient cash to service all of our indebtedness and we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and results of operations, which in turn are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We have not been able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.
As cash flows and capital resources have been insufficient to fund our debt service obligations, we are facing substantial liquidity problems and have been forced to reduce or delay investments and capital expenditures, and we are seeking additional capital and looking to restructure or refinance our indebtedness. Our ability to restructure or refinance our debt will depend on, among other things, the condition of the capital markets, obtaining consent from our current lender group, and our financial condition. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis may result in a further reduction of our credit rating, which could harm our ability to incur additional indebtedness. Our substantial liquidity problems might require us to dispose of material assets or operations to meet our debt service and other obligations. Finally, we will likely choose or need to obtain alternative sources of capital or otherwise meet our liquidity needs and/or restructure our existing indebtedness through the protections available under applicable bankruptcy or insolvency laws, including Chapter 11 of the U.S. Bankruptcy Code. Holders of our Class A Common Stock will likely lose their entire investment in a restructuring or similar scenario.
Further, our credit agreements and Indenture contain provisions that restrict our ability to dispose of assets and use the proceeds from any such disposition. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.
Our subcontractors and suppliers may fail, or be unable to, satisfy their obligations to us or other parties, or we may be unable to maintain these relationships, either of which could have a material adverse effect on our results of operations, cash flows and liquidity.
We depend on subcontractors to perform work for some of our projects. There is a risk that we could have disputes with subcontractors arising from, among other things, our inability to pay them timely for the services they perform, the quality and timeliness of the work they perform, customer concerns or our failure to extend existing work orders or issue new work orders under a subcontracting arrangement. Our ability to fulfill our obligations as a prime contractor could be jeopardized if any of our subcontractors fail to perform the agreed-upon services on a timely basis and/or deliver the agreed-upon supplies. In addition, the absence of qualified subcontractors with whom we have satisfactory relationships could adversely affect our ability to perform under some of our contracts, or the quality of the services we provide. Additionally, in some cases, we pay our subcontractors before our customers pay us for the related services. We could experience a material decrease in profitability and liquidity if we pay our subcontractors for work performed for customers that fail to or delay paying us for the related work. Any of these factors could have a material adverse effect on our results of operations, cash flows and liquidity.

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
We may be unable to obtain sufficient bonding capacity to support certain service offerings, and our financial position may result in surety cancelling existing bonds, which would have a material adverse impact on our operations.
Some of our operations require licensing and right of way bonds and some of our contracts require performance and payment bonds. If we are not able to renew or obtain a sufficient level of bonding capacity in the future, we may be precluded from being able to bid for certain contracts or successfully contract with certain customers. If our financial condition worsens, the existing sureties with whom we have bonds could cancel such bonds pursuant to their terms. Even if we are able to successfully renew or obtain replacement bonds, we may be required to post letters of credit in connection with the bonds, which would reduce availability under our credit facility. Furthermore, under standard terms in the surety market, sureties can decline to issue bonds at any time or require the posting of additional collateral as a condition to issuing or renewing any bonds. If we were to experience an interruption or reduction in the availability of bonding capacity, we may be unable to compete for or work on projects that require bonding. If we are unable to replace any licensing or right of way bonds with a bond from a new surety, we may have to halt operations in municipalities or states where such bonds are required by the local governments, which would have a material adverse effect on our business, results of operations or financial condition.
Our credit agreements and the Indenture contain terms which restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.
Our credit agreements and the Indenture contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including, among other things, restrictions on our ability to:
•incur or guarantee additional indebtedness or issue disqualified stock or preferred stock;
•pay dividends and make other distributions on, or redeem or repurchase, capital stock;
•make certain investments;
•incur certain liens;
•enter into transactions with affiliates;
•merge or consolidate;
•enter into agreements that restrict the ability of restricted subsidiaries to make dividends or other payments to us or the guarantors;
•designate restricted subsidiaries as unrestricted subsidiaries; and
•transfer or sell assets.
These covenants are subject to important exceptions and qualifications, which are more fully described in the credit agreements and the Indenture, which are attached as exhibits to this Annual Report on Form 10-K. These covenants may limit our ability to optimally operate our business.
As a result of these restrictions, we will be limited as to how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants.
Our failure to comply with the restrictive covenants described above and/or the terms of any future indebtedness from time to time could result in an event of default, which, if not cured or waived, could result in our being required to repay these borrowings before their due date and the termination of future funding commitments by our lenders. If we are forced to refinance these borrowings on less favorable terms or cannot refinance these borrowings, our results of operations and financial condition will be adversely affected.
Our credit agreements and the Indenture contain cross-default provisions that could result in the acceleration of all of our indebtedness.

A breach of the covenants under our credit agreements or our Indenture could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related indebtedness and will result in the acceleration of any other indebtedness to which a cross-acceleration or cross-default provision applies. In the event our lenders or note holders accelerate the repayment of our borrowings, we and our guarantors may not have sufficient assets to repay that indebtedness. Additionally, we may not be able to borrow money from other lenders to enable us to refinance our indebtedness.
We may not have the ability to repurchase the 2027 Convertible Notes upon a fundamental change.
Holders of the 2027 Convertible Notes have the right to require us to repurchase their 2027 Convertible Notes upon the occurrence of a fundamental change, which includes a delisting of the Class A Common Stock. Should our Class A Common Stock be delisted, as a result of bankruptcy filing or failure to comply with Nasdaq listing rules, we do not believe we will have enough available cash and may not be able to obtain financing at the time we are required to make repurchases of 2027 Convertible Notes. In addition, our ability to repurchase the 2027 Convertible Notes is limited by the agreements governing our existing indebtedness and may also be limited by law, by regulatory authority or by agreements that governs our future indebtedness. Our failure to repurchase the 2027 Convertible Notes at a time when the repurchase is required by the Indenture would constitute a default under the Indenture. A default under the Indenture or the fundamental change itself could also lead to a default under the agreements governing our existing or future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the 2027 Convertible Notes.
Risks Related to the Industries We Serve
Economic downturns or unfavorable market conditions, including from inflation, rising interest rates or supply chain disruptions and/or political or market uncertainty, including from potential recessionary or public health concerns, could reduce capital expenditures in the industries we serve or could adversely affect our customers, which could result in decreased demand or impair our customers’ ability to pay for our services.
Demand for our services has been, and will likely continue to be, cyclical in nature and vulnerable to downturns in the economy. Unfavorable market conditions, including from inflation, rising interest rates or supply chain disruptions, economic downturns, political or market uncertainty, including potential recessionary concerns, or public health matters, such as pandemics, could have a negative effect on demand for, or the profitability of, our customers’ services, which could have a material adverse effect on our business, financial condition and results of operations.
The U.S. economy has been experiencing a period of higher inflation, and we have been subject to, and may continue to be subject to, the general impact of inflationary market pressures on our business, particularly with respect to fuel, labor and materials costs. The inflationary environment and current general labor shortage has resulted in wage inflation as well as increased competition for skilled labor. It is possible that our labor, fuel and materials costs could continue to increase. We have not been, and may not be able to, fully adjust our contract pricing to compensate for these cost increases, which has affected, and may continue to affect, our profitability and cash flows. Inflationary pressures and related recessionary concerns in light of governmental and central bank efforts to mitigate inflation could also cause uncertainties for our customers and negatively affect their capital expenditure and maintenance budgets. Should inflation persist or increase, interest rates may continue to rise, and inflation overall could have a significant effect on the economy in general, and the telecom industry in particular, as well as create volatility in the capital markets, which could adversely affect demand for our services, as well as our profitability and cash flows and/or our ability to obtain financing. We continually monitor general economic conditions and the market conditions of the industries our customers serve and their relative health compared to the economy as a whole. Uncertain or adverse economic or political conditions, the lack of availability of debt or equity financing and/or higher interest rates could cause our customers to reduce their capital spending or, seek more favorable pricing and other contract terms and/or cause project cancellations or deferrals.
Additionally, our operations and financial results were negatively affected in 2022 by market-related supply chain disruptions. While we have taken steps to secure delivery of the materials and equipment required by our business operations, those measures may prove to be inadequate and our operations could continue to be negatively affected if the current supply chain disruptions continue or become worse. In addition, certain of our clean energy customers began experiencing regulatory-related supply chain issues in 2022 that have resulted in delays, shortages of, and increased costs for, the materials necessary to construct certain solar renewable projects, which could adversely affect our ability to perform these projects in the near-term.

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
We perform work underground, which could result in adverse environmental impacts. A failure to comply with environmental laws could result in significant liabilities or harm our reputation, and new environmental laws or regulations could adversely affect our business.
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
The Occupational Safety and Health Administration (“OSHA”) and various states establish certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by OSHA and various recordkeeping, disclosure and procedural requirements. Various standards, including standards for notices of hazards and safety may apply to our operations. We incur capital and operating expenditures and other costs in the ordinary course of business in complying with OSHA and other state and local laws and regulations, and could incur penalties and fines in the future from violations of health and safety regulations, including, in extreme cases, criminal sanctions. Our customers could cancel existing contracts and not award future business to us if we were in violation of these regulations.
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
Risks Related to Our Class A Common Stock
We have not continued to satisfy the listing requirements of the Nasdaq Capital Market, and failure to regain compliance with the listing standards by us could result in the suspension or delisting of our Class A Common Stock, which could, among other things, require us to repurchase the 2027 Convertible Notes, limit demand for our Class A Common Stock, substantially impair our ability to raise additional capital and have an adverse effect on the market price of, and the efficiency of the trading market for, our Class A Common Stock.
Our Class A Common Stock is listed on the Nasdaq Capital Market. To maintain our listing, we are required to satisfy continued listing requirements, including the requirements commonly referred to as the minimum bid price rule and with either the stockholders’ equity rule or the market value of listed securities rule. The minimum bid price rule requires that the closing bid price of our common stock be at least $1.00 per share, and the stockholders’ equity rule requires that our stockholders’ equity be at least $2,500 thousand, or, alternatively, that the market value of our listed securities be at least $35,000 thousand or that we have net income from continuing operations of $500 thousand in the most recently completed fiscal year or in two of the three most recently completed fiscal years.

On January 3, 2023, we received a written notice from Nasdaq indicating that, for the last 30 consecutive business days, the market value of our listed securities (the “MVLS”) has been below the minimum requirement of $35,000 thousand for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(2).
In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company has 180 calendar days, or until July 3, 2023, to regain compliance. The notice states that to regain compliance, the Company’s MVLS must close at $35,000 thousand or more for a minimum of 10 consecutive business days (or such longer period of time as the Nasdaq staff may require in some circumstances, but generally not more than 20 consecutive business days) during the compliance period ending July 3, 2023. Currently, we have not yet regained compliance with the $35,000 thousand MVLS requirement. There can be no assurance that we will regain compliance with this requirement.
On January 5, 2023, we received an additional deficiency notification letter from the Listing Qualifications Staff of Nasdaq indicating that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2) because the bid price for the Company’s common stock had closed below $1.00 per share for the previous 30 consecutive business days.
In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has 180 calendar days from the date of such notice, or until July 5, 2023, to regain compliance with the minimum bid price requirement. To regain compliance, the bid price for the Company’s common stock must close at $1.00 per share or more for a minimum of 10 consecutive business days. Currently, we have not regained compliance with the $1.00 bid price requirement. There can be no assurance that we will regain compliance with this requirement.
The suspension or delisting of our common stock, or the commencement of delisting proceedings, for whatever reason could, among other things, substantially impair our ability to raise additional capital; result in the loss of interest from institutional investors, the loss of confidence in our company by investors and employees, and in fewer financing, strategic and business development opportunities; and result in potential breaches of agreements under which we made representations or covenants relating to our compliance with applicable listing requirements. Claims related to any such breaches, with or without merit, could result in costly litigation, significant liabilities and diversion of our management’s time and attention and could have a material adverse effect on our financial condition, business and results of operations. The suspension or delisting of our common stock could also require us to repurchase the 2027 Convertible Notes. See "We may not have the ability to repurchase the 2027 Convertible Notes upon a fundamental change."
We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate the material weaknesses and otherwise maintain an effective system of internal control over financial reporting, it could result in us not preventing or detecting on a timely basis a material misstatement of the Company's financial statements.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. As further disclosed in "Item 9A. Controls and Procedures" of this Annual Report on Form 10-K, management had identified material weaknesses specifically relating to deficiencies in its internal controls over (i) information technology (“IT”) general controls; and (ii) interim impairment triggering analyses. The Company is taking actions to remediate the material weaknesses.
Although we are implementing plans to remediate these material weaknesses, we cannot be certain of the success of the plans. If our remedial measures are insufficient to address the material weaknesses, or if one or more additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, or our disclosure controls and procedures or our internal controls over financial reporting are again determined to be ineffective, we may not be able to prevent or identify irregularities or ensure the fair and accurate presentation of our financial statements included in our periodic reports, which may have other consequences that could materially and adversely affect our business, including an adverse impact on the market price of our common stock, potential actions or investigations by the U.S. Securities and Exchange Commission or other regulatory authorities, shareholder lawsuits, a loss of investor confidence and damage to our reputation.
Our financial results are based, in part, upon estimates and assumptions that may differ from actual results. In addition, changes in accounting principles may cause unexpected fluctuations in our reported financial information.
In preparing our consolidated financial statements in conformity with GAAP, management makes a number of estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. These estimates and assumptions must be made because certain information used in the preparation of our consolidated financial statements is either dependent on future events or cannot be calculated with a high degree of precision from data available. In some cases, these estimates are particularly uncertain and we must exercise significant judgment. See Note 1 — Nature of Business and Summary of Significant Accounting Policies in the notes to the audited consolidated financial statements included herein for details of key estimates. Actual results could differ materially from the estimates and assumptions that we use, which could have a material adverse effect on our results of operations, cash flows and liquidity.
In addition, accounting rules and regulations are subject to review and interpretation by the Financial Accounting Standards Board (the “FASB”), the SEC and various other governing bodies. A change in GAAP could have a material effect on our reported financial results, and the adoption of new or revised accounting principles could require that we make significant changes to our systems, processes and controls, which could have an adverse effect on our results of operations, cash flows and liquidity.
The market price of the Class A Common Stock is likely to be highly volatile, and you may lose some or all of your investment.
The market price of Class A Common Stock is highly volatile and may be subject to wide fluctuations in response to a variety of factors, including the following:
•the inability to maintain the listing of the Company’s shares of Class A Common Stock on the Nasdaq;
•the inability to satisfy our obligations due to our current liquidity constraints
•the inability to realize the anticipated growth of the Company, which may be affected by, among other things, competition, our ability to grow and manage growth profitably, and retain key employees;
•changes in applicable laws or regulations;
•risks relating to the uncertainty of our projected financial information; and
•risks related to the growth of our business, the timing of expected business milestones, and the success of future acquisitions, if any.
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
There is a limited market for our Class A Common Stock, which could depress the market price of our Class A Common Stock and make it difficult for our stockholders to resell their shares.
There is currently a limited market for our Class A Common Stock and the volume of our Class A Common Stock traded on any day may vary significantly from one period to another. Trading in our stock is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. The availability of buyers and sellers represented by this limited market could lead to a market price for our Class A Common Stock that is unrelated to operating performance. There is no assurance that a sufficient market will develop in the stock, in which case it could be difficult for our stockholders to resell their stock.

QualTek is an emerging growth company within the meaning of the Securities Act and QualTek has taken advantage of certain exemptions from disclosure requirements available to emerging growth companies; this could make QualTek’s securities less attractive to investors and may make it more difficult to compare QualTek’s performance with other public companies.
QualTek is an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and has taken advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in QualTek’s periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on certain executive compensation matters. As a result, QualTek’s stockholders may not have access to certain information they may deem important. QualTek may be an emerging growth company for up to five years, although circumstances could cause the loss of that status earlier, including if its annual gross revenues are $1.07 billion or more in any year. QualTek cannot predict whether investors will find its securities less attractive because QualTek relies on these exemptions. If some investors find the securities less attractive as a result of reliance on these exemptions, the trading prices of QualTek’s securities may be lower than they otherwise would be, there may be a less active trading market for QualTek’s securities and the trading prices of the securities may be more volatile.
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
Our warrants may become exercisable for our Class A Common Stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
Our public warrants issued as part of the 2021 initial public offering of our predecessor, Roth CH Acquisition III Co. (the "ROCR IPO") are exercisable for up to one share of Class A Common Stock at $11.50 per share. The additional shares of Class A Common Stock issued upon exercise of our warrants will result in dilution to the then existing holders of our Class A Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Class A Common Stock.
The 2027 Convertible Notes may be converted into Class A Common Stock in the future, which would cause immediate and substantial dilution to our stockholders.
We issued the 2027 Convertible Notes with an aggregate principal amount of $124,685 thousand. The 2027 Convertible Notes are initially convertible into 124,685,000 shares of Class A Common Stock. The 2027 Convertible Notes are convertible today at a conversion price of $5.50 (subject to anti-dilution adjustments). The issuance of shares of Class A Common Stock upon any conversion of the 2027 Convertible Notes will result in dilution to the interests of stockholders and such dilution may increase as a result of the conversion price adjustment and anti-dilution provisions in the Indenture.
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
Because the Company does not anticipate paying any cash dividends in the foreseeable future, capital appreciation, if any, would be the sole source of gain for equity investors.
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
QualTek HoldCo will continue to be treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated, for U.S. federal income tax purposes, to the holders of QualTek Common Units. Under the terms of the Third Amended and Restated Limited Liability Company Agreement ("Third Amendment and Restated LLCA"), QualTek HoldCo is obligated to make pro rata tax distributions to holders of QualTek Common Units calculated at certain assumed rates. In addition to tax expenses, we will also incur expenses related to our operations, including projected payment obligations under the Tax Receivable Agreement, which could be significant and some of which will be reimbursed by QualTek HoldCo (excluding payment obligations under the Tax Receivable Agreement). For so long as we are the Managing Member (as defined in the Third Amended and Restated LLCA) of QualTek HoldCo, we intend to cause QualTek HoldCo to make ordinary distributions and tax distributions to the holders of QualTek Common Units on a pro rata basis in amounts sufficient to enable us to cover all applicable taxes, relevant operating expenses, payments under the Tax Receivable Agreement and dividends, if any, declared by us. However, QualTek HoldCo’s ability to make such distributions may be subject to various limitations and restrictions, including, but not limited to, retention of amounts necessary to satisfy the obligations of QualTek HoldCo and its subsidiaries and restrictions on distributions that would violate any applicable restrictions contained in QualTek HoldCo’s debt agreements, or any applicable law, or that would have the effect of rendering QualTek HoldCo insolvent. To the extent we are unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest until paid. Additionally, nonpayment for a specified period and/or under certain circumstances may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments under the Tax Receivable Agreement, which could be substantial.
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

The Tax Receivable Agreement requires us to make cash payments to the TRA Holders in respect of certain tax benefits and such payments may be substantial. In certain cases, payments under the Tax Receivable Agreement may (i) exceed any actual tax benefits the Tax Group realizes (ii) be accelerated or (iii) be zero in the event of filing bankruptcy.
As of the closing of the Business Combination, the Company, QualTek HoldCo, the TRA Holders and the TRA Holder Representative entered into the Tax Receivable Agreement.
Pursuant to the Tax Receivable Agreement, the Company is generally be required to pay the TRA Holders 85% of the amount of savings, if any, in U.S. federal, state, local, and foreign taxes that are based on, or measured with respect to, net income or profits, and any interest related thereto that the Company (and applicable consolidated, unitary, or combined subsidiaries thereof, if any) realized, or is deemed to have realized, as a result of certain tax attributes (the “Tax Attributes”), including:
•existing tax basis in certain assets of QualTek and certain of its direct or indirect Subsidiaries, including assets that will eventually be subject to depreciation or amortization, once placed in service, attributable to QualTek Common Units acquired by the Company at the closing of the Business Combination or from a TRA Holder (including any QualTek Common Units held by the Blocker, which are acquired by the Company in a Reorganization Transaction (as defined in the Tax Receivable Agreement));
•tax basis adjustments resulting from the acquisition of QualTek Common Units by the Company at the closing of the Business Combination and taxable exchanges of QualTek Common Units (including any such adjustments resulting from certain payments made by the Company under the Tax Receivable Agreement) acquired by the Company from a TRA Holder pursuant to the terms of the Third Amended and Restated LLCA;
•tax deductions in respect of portions of certain payments made under the Tax Receivable Agreement; and
•certain tax attributes of the Blocker, which holds QualTek Common Units that are acquired directly or indirectly by the Company pursuant to a Reorganization Transaction.
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
The Tax Receivable Agreement provides that, in the event (such events collectively, “Early Termination Events”) that (i) the Company exercises its early termination rights under the Tax Receivable Agreement, (ii) certain changes of control of the Company or QualTek HoldCo occur (as described in the Third Amended and Restated LLCA), (iii) the Company in certain circumstances, fails to make a payment required to be made pursuant to the Tax Receivable Agreement by its final payment date, which non-payment continues for 60 days following such final payment date or (iv) the Company materially breaches (or is deemed to materially breach) any of its material obligations under the Tax Receivable Agreement other than as described in the foregoing clause (iii) and, in the case of clauses (iii) and (iv), unless certain liquidity related or restrictive covenant related exceptions apply, the Company’s obligations under the Tax Receivable Agreement will accelerate (if the TRA Holder Representative so elects in the case of clauses (ii) – (iv)) and the Company is required to make a lump-sum cash payment to all the TRA Holders equal to the present value of all forecasted future payments that would have otherwise been made under the Tax Receivable Agreement, which lump-sum payment would be based on certain assumptions, including those relating to there being sufficient future taxable income of the Tax Group to fully utilize the Tax Attributes over certain specified time periods and that all QualTek Common Units (including QualTek Common Units held by Blocker) that had not yet been exchanged for Common Stock or cash are deemed exchanged for cash. The lump-sum payment could be material and could materially exceed any actual tax benefits that the TRA Holder realizes subsequent to such payment. In addition, certain actions that the Company and/or QualTek Holdco may pursue to improve the Company's operating performance and financial position, obtain alternative sources of capital or otherwise meet the Company's liquidity needs, or voluntarily seeking protection under applicable bankruptcy or insolvency laws, including Chapter 11 of the U.S. Bankruptcy Code, could significantly increase the risk of an Early Termination Event and an acceleration of the Company's obligations under the Tax Receivable Agreement.
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
Payments under the Tax Receivable Agreement are the Company’s obligations and not obligations of QualTek HoldCo. Any actual increase in our allocable share of QualTek HoldCo and its relevant subsidiaries’ tax basis in relevant assets, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of exchanges, the market price of the Class A Common Stock at the time of an exchange of QualTek Common Units by a TRA Holder pursuant to the terms of the Third Amended and Restated LLCA and the amount and timing of the recognition of the Tax Group’s income for applicable tax purposes. While many of the factors that will determine the amount of payments that we are required to make under the Tax Receivable Agreement are outside of our control, we expect that the aggregate payments we are required to make under the Tax Receivable Agreement could be substantial and, if those payments substantially exceed the tax benefit we realize in a given year or in the aggregate, could have an material adverse effect on our financial condition.
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
Brightstar Capital Partners (BCP) owns a majority of the voting power of our Class A Common Stock. As a result, we are a “controlled company” under Nasdaq rules. As a controlled company, we are exempt from certain corporate governance requirements, including those that would otherwise require our Board to have a majority of independent directors and require that we either establish compensation and nominating and Corporate Governance Committees, each comprised entirely of independent directors, or otherwise ensure that the compensation of our executive officers and nominees of directors are determined or recommended to our Board by independent members of our Board. To the extent we rely on one or more of these exemptions, holders of our Class A Common Stock do not have the same protections afforded to shareholders of companies that are subject to all of the Nasdaq corporate governance requirements.
QualTek Equity holders and the Sponsors have the right to elect a certain number of directors to our Board.
The terms of the Investor Rights Agreement provide the Sponsors the right to elect one director to the Board so long as the Sponsors hold 40% or more of our outstanding Class A Common Stock. In addition, the pre-Business Combination holders of QualTek HoldCo equity (the “QualTek Equity holders”) are entitled pursuant to the Investor Rights Agreement to select up to seven directors, depending on the percentage of our outstanding Class A Common Stock held by them. The remaining director will be selected jointly by the Sponsors and the QualTek Equity holders. For additional detail, please see the Investor Rights Agreement, which is attached as an exhibit to this Annual Report on Form 10-K.
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
Anti-takeover provisions contained in the Certificate of Incorporation and Amended and Restated Bylaws, as well as provisions of Delaware law, could impair a takeover attempt.
The Certificate of Incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. The Company is also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for the Company’s securities. These provisions are contained in the Certificate of Incorporation and in the Amended and Restated Bylaws.
The Certificate of Incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America will be the exclusive forums for substantially all disputes between the Company and its stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with the Company or its directors, officers, or employees.
The Certificate of Incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for:
•any derivative action or proceeding brought on its behalf;
•any action asserting a breach of fiduciary duty by any director, officer, other employee or Company stockholder to us or to our stockholders;
•any action asserting a claim against the Company arising under the Delaware General Corporation Law, the Certificate of Incorporation, or the Amended and Restated Bylaws; and
•any action asserting a claim against us, our directors, officers, other employees or the Company stockholders arising pursuant to any provision of the DGCL, the Certificate of Incorporation or the Amended and Restated Bylaws, or any action asserting a claim against us, our directors, officers, other employees or Company stockholders governed by the internal affairs doctrine under Delaware law shall be brought, to the fullest extent permitted by law, solely and exclusively in the Court of Chancery in the State of Delaware; provided, however, that, in the event that the Court of Chancery in the State of Delaware lacks subject matter jurisdiction over any such actions, the Certificate of Incorporation provides that the sole and exclusive forum shall be another state or federal court located within the State of Delaware, in each such case, unless the Court of Chancery (or such other state or federal court located within the State of Delaware, as applicable) has dismissed a prior action by the same plaintiff asserting the same claims because such court lacked personal jurisdiction over an indispensable party named as a defendant.
In addition, the Certificate of Incorporation requires, unless we consent in writing to the selection of an alternative forum, that the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended. This provision in the Certificate of Incorporation does not address or apply to claims that arise under the Exchange Act; however, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder.
Although we believe this provision benefits us by providing increased consistency in the application of law in the types of lawsuits to which it applies, a court may determine that this provision is unenforceable, and to the extent it is enforceable, the provision may have the effect of discouraging lawsuits against our directors and officers.
Item 1B.     Unresolved Staff Comments
None.
Item 2.    Properties
Our headquarters are located in an approximately 39,000 square foot leased facility Blue Bell, Pennsylvania. Our lease of this facility expires in 2031, and we have the option to extend the lease for an additional five-year period. We have properties related to our operations in approximately 65 locations. Our management believes that its properties have been well maintained, are in good condition, and are adequate to meet our current needs.
Item 3.    Legal Proceedings
We know of no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which our Company or our subsidiary is a party or of which any of their property is subject.
Item 4.     Mine Safety Disclosures
Not applicable.

PART II
Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
The Company’s Class A Common Stock and Warrants trade on the Nasdaq Capital Market under the symbols “QTEK” and “QTEKW,” respectively.
Holders
As of April 21, 2023, there were 30 holders of record of our Class A Common Stock, 7 holders of record of our Class B Common Stock and 26 holders of record of our Warrants.
Dividends
The Company has not paid any cash dividends on its shares of Class A Common Stock to date. The payment of cash dividends in the future will be dependent upon the Company’s revenues and earnings, if any, capital requirements and general financial condition as well as restrictions imposed by the Company's debt agreements. The payment of any dividends will be within the discretion of the Board. It is the present intention of the Board to retain all earnings, if any, for use in our business operations and, accordingly, the Board does not anticipate declaring any dividends in the foreseeable future. Further, if the Company incurs any indebtedness or restructures, its ability to declare dividends may be limited by restrictive covenants it may agree to in connection therewith.
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings
Other than as previously disclosed, we did not sell any securities that were not registered under the Securities Act, during the period covered by this Annual Report on Form 10-K.
Item 6.     [Reserved]
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying audited consolidated financial statements and related notes in Item 8 of this Form 10-K. This discussion may contain forward-looking statements based upon current expectations that involve risks, uncertainties, and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in “Risk Factors” in Item 1A of this Form 10-K. Unless the context otherwise requires, references in this section to the “Company,” “we,” “us” or “our” are intended to mean the business and operations of QualTek and its consolidated subsidiaries.
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

The Transaction
On February 14, 2022, QualTek Services Inc. completed the Business Combination (the "Business Combination") with QualTek HoldCo, LLC (f/k/a BCP QualTek HoldCo, LLC), a Delaware limited liability company (“BCP QualTek”) (the “Closing”), pursuant to the Business Combination Agreement (the “Business Combination Agreement”) dated as of June 16, 2021, by and among (i) ROCR, (ii) Roth CH III Blocker Merger Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of ROCR (“Blocker Merger Sub”), (iii) BCP QualTek Investors, LLC, a Delaware limited liability company (the “Blocker”), (iv) Roth CH III Merger Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of ROCR (“Company Merger Sub”), (v) BCP QualTek and (vi) BCP QualTek, LLC, a Delaware limited liability company, solely in its capacity as representative of the Blocker’s equity holders and BCP QualTek’s equity holders. See Note 1-Nature of Business and Summary of Significant Accounting Policies to the consolidated financial statements for additional information on the Business Combination.
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
Nasdaq Notifications
Nasdaq MVLS Notice
On January 3, 2023, we received a letter from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) notifying us that, for the last 30 consecutive business days prior to the date of the letter, the Company’s Minimum Value of Listed Securities (“MVLS”) was less than $35,000 thousand, which does not meet the requirement for continued listing on The Nasdaq Capital Market. The Staff has provided the Company with 180 calendar days, or until July 3, 2023, to regain compliance with the MVLS Rule. The MVLS Notice has no immediate effect on the listing of the Company’s securities on The Nasdaq Capital Market.
If the Company regains compliance with the MVLS Rule, the Staff will provide written confirmation to the Company and close the matter. To regain compliance with the MVLS Rule, the Company’s MVLS must meet or exceed $35,000 thousand for a minimum of ten consecutive business days during the 180-day compliance period ending on July 3, 2023. In the event the Company does not regain compliance with the MVLS Rule prior to the expiration of the compliance period, it will receive written notification that its securities are subject to delisting. At that time, the Company may appeal the delisting determination to a Hearings Panel.
Nasdaq Minimum Bid Price Notice
On January 5, 2023, the Company received a letter (the “Minimum Bid Price Notice”) from the Staff notifying the Company that its Class A common stock, $0.0001 par value per share (the “Common Stock”), fails to comply with the $1 minimum bid price required for continued listing on The Nasdaq Capital Market (the “Minimum Bid Price Rule”) based upon the closing bid price of the Common Stock for the 30 consecutive business days prior to the date of the notice from Nasdaq.
The Minimum Bid Price Notice has no immediate effect on the listing of the Common Stock on The Nasdaq Capital Market and, at this time, the Common Stock will continue to trade on The Nasdaq Capital Market under the symbol “QTEK”. The Company has been provided an initial compliance period of 180 calendar days, or until July 5, 2023, to regain compliance with the Minimum Bid Price Rule. To regain compliance, the closing bid price of the Common Stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days prior to July 5, 2023.
If the Company is unable to regain compliance with the Minimum Bid Price Rule by July 5, 2023, the Company may be eligible for an additional 180-day compliance period to demonstrate compliance with the Minimum Bid Price Rule. To qualify, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price Rule, and will need to provide written notice to Nasdaq of its intention to cure the deficiency during the second compliance period. If the Company does not qualify for the second compliance period or fails to regain compliance during the second

180-day period, Nasdaq will notify the Company of its determination to delist the Common Stock, at which point the Company would have an opportunity to appeal the delisting determination to a Hearings Panel.
The Company will continue to monitor its MVLS and the bid price of its Common Stock and consider its available options to regain compliance with the MVLS and Minimum Bid Price rules. However, there can be no assurance that the Company will be able to regain compliance with the MVLS and Minimum Bid Price rules.
Nasdaq Continued Listing Rule or Standard Notice
On April 18, 2023, we received a written notice from Nasdaq stating that because the Company had not yet filed its Form 10-K, the Company was no longer in compliance with Nasdaq Listing Rule 5250(c)(1), which requires listed companies to timely file all required periodic financial reports with the SEC. This notification had no immediate effect on the listing of the Company’s shares on Nasdaq. The Company regained compliance solely with Nasdaq Listing Rule 5250(c)(1) after the filing of the Form 10-K on April 28, 2023.

Recent Financing
Subsequent to December 31, 2022, on March 16, 2023, the Company, through its wholly-owned subsidiaries QualTek Buyer, LLC and QualTek LLC, entered into an amendment to each of (i) the Term Credit and Guaranty Agreement, dated as of July 18, 2018, among QualTek Buyer, LLC, QualTek LLC, certain subsidiaries of QualTek LLC and Citibank, N.A., as administrative agent and collateral agent (the “Term Loan Amendment”) and (ii) the ABL Credit and Guaranty Agreement, dated as of July 18, 2018, among QualTek Buyer, LLC, QualTek LLC, certain subsidiaries of QualTek LLC and PNC Bank, National Association, as administrative agent and collateral agent (the “ABL Amendment”).
The Term Loan Amendment provides for $55,000 thousand of immediately available new money incremental term loans under the Term Loan Credit Agreement. On March 16, 2023, the Company borrowed the full $55,000 thousand of new money incremental term loans. The Term Loan Amendment also provides for $20,000 thousand of additional new money incremental term loans under the Term Loan Credit Agreement, subject to the satisfaction of certain conditions precedent. On April 28, 2023, the Company expects to borrow an additional $5,000 thousand of new money incremental term loans. The Company expects to borrow an additional $5,000 thousand of new money incremental term loans by May 12, 2023 and may also request to borrow an additional $10,000 thousand of additional new money incremental term loans, which will be subject to the approval of the Required Lenders.
Each of the lenders providing the new money incremental term loans, and existing term lenders who agree to take new money incremental term loans by assignment after the closing date and participate in the reallocation process, will be entitled to receive rollover loans structured as a new facility of term loans under the Term Loan Credit Agreement. Pursuant to the payment waterfall, the new money incremental term loans will be senior to the rollover loans, and the rollover loans will be senior to the existing term loans. The interest rate on the new money incremental term loans will be the secured overnight financing rate (“SOFR”) plus 12.00%, with a minimum cash pay requirement of SOFR plus 1.00% and the remainder to be paid-in-kind. The maturity date on the new money incremental term loans will be June 15, 2024. The Term Loan Amendment also implements modifications to certain affirmative covenants, negative covenants and events of default and certain other amendments. Modifications to affirmative covenants include furnishing information regarding the Company’s ABL Facility, providing budgetary reports with variance analysis, weekly status updates and achievement of contractual milestones. Negative covenant modifications include a reduction in the outstanding indebtedness and the addition of maintaining a minimum liquidity. The interest rate and maturity date of the rollover loans will remain consistent with the existing term loans.
The ABL Amendment provides for a reduction in the aggregate commitment from $130,000 thousand to $105,000 thousand, a modification of the interest rate to SOFR plus 5.00% and a modification of the maturity date of the ABL facility to be June 16, 2024. The ABL Amendment will also implement modifications to certain of the affirmative covenants, negative covenants and events of default.
Additionally, on March 15, 2023, the Company did not make an interest payment of approximately $3,700 thousand due on its 2027 Convertible Notes. The Company had a 30-day grace period, or until April 14, 2023, to make the interest payment. The Company has not made the interest payment, and, as a result, an event of default has occurred under the Indenture, the ABL Credit Agreement and the Term Loan Credit Agreement. Pursuant to the Indenture, upon an event of default, the trustee under the 2027 Convertible Notes or holders of 25% in aggregate principal amount of the outstanding

2027 Convertible Notes may declare the principal of, premium, if any, on and accrued and unpaid interest on, the 2027 Convertible Notes to be due and payable immediately, which would require the Company to pay approximately $130,000 thousand immediately. In addition, pursuant to each of the ABL Credit Agreement and the Term Loan Credit Agreement, upon an event of default, the lenders under such facilities can accelerate the repayment of the outstanding borrowings thereunder and exercise other rights and remedies that they have under applicable laws. The Company has not received any notices of acceleration as of the date hereof.
The Company has entered into a forbearance agreement with holders of approximately 72% of the aggregate principal amount of the outstanding 2027 Convertible Notes, pursuant to which the Forbearing Holders have agreed to (i) forbear from exercising any of their rights and remedies, including with respect to an acceleration, under the Indenture or applicable law with respect to any default or any event of default arising under the Indenture relating to or as a proximate result of the Company’s failure to pay interest on the 2027 Convertible Notes on March 15, 2023 or during the subsequent 30-day grace period and (ii) exercise their rights pursuant to the Indenture to direct the trustee to forbear from exercising any remedy available to the trustee or exercising any trust or power conferred upon the trustee with respect to such defaults or events of default, in each case during the period commencing on April 24, 2023 and ending upon the earliest to occur of (a) 11:59 p.m. (New York City time) on May 15, 2023, (b) the occurrence of any event of default other than the defaults and events of default specified above, (c) payment of interest that was due March 15, 2023 to each Forbearing Holder, (d) the Company’s failure to pay any amounts owed to certain of the Forbearing Holders’ advisors, (e) an event of default, acceleration, or similar event in connection with any of the Company’s funded and/or revolving indebtedness, provided that the Company has not entered into a forbearance or similar agreement with respect to the foregoing clause (e), and (f) any borrowing or further extension of credit under the Company’s Term Loan Facility, any provision of additional collateral to or for the benefit of the lenders under such Term Loan Facility or any other lenders, agents, trustees or other parties under any credit facility or any other financing or similar instrument, or entry into any other non-ordinary course financing or similar transaction or any material asset disposition, in each case without the express written consent of the Forbearing Holders.
The Company has entered into a forbearance agreement with the administrative agent and lenders under the ABL Credit Agreement, pursuant to which the ABL Forbearing Holders have agreed to forbear from exercising any of their rights and remedies, including with respect to an acceleration, in respect of a cross-payment event of default arising under Section 8.1(b)(i) of the ABL Credit Agreement, among other changes and forbearances, including a reduction in the aggregate commitment from $105,000 thousand to $90,000 thousand. The forbearance period shall expire on the earliest of: (i) May 15, 2023, (ii) the time at which any of the representations and warranties in the forbearance agreement is inaccurate in any material respect or any covenant is breached in any material respect, (iii) the occurrence of any other default or event of default under the ABL Credit Agreement or (iv) the trustee under the 2027 Convertible Notes exercises any remedy under the Indenture.
The Company has entered into a limited waiver agreement with the administrative agent and required lenders under the Term Loan Credit Agreement, pursuant to which the Term Loan Waiving Holders have agreed to waive certain defaults, including with respect to an acceleration, due to a cross-payment event of default under Section 8.1(b)(i) of the Term Loan Credit Agreement, among other changes and waivers, including changes that will allow the Company to request additional borrowings in the form of new money incremental term loans in an amount of up to $20,000 thousand, subject to the approval of the Required Lenders. The waiver period shall expire on the earliest of: (i) May 15, 2023, (ii) the time at which any of the representations and warranties in the limited waiver agreement is inaccurate in any material respect or any covenant is breached in any material respect, (iii) the occurrence of any other default or event of default under the Term Loan Credit Agreement or (iv) the trustee under the 2027 Convertible Notes exercises any remedy under the Indenture.
We will likely choose or need to obtain alternative sources of capital or otherwise meet our liquidity needs and/or restructure our existing indebtedness through the protections available under applicable bankruptcy or insolvency laws, including Chapter 11 of the U.S. Bankruptcy Code. Holders of our Class A Common Stock will likely not receive any value or payments in a restructuring or similar transaction.
Key Financial and Operating Measures
We monitor the following key financial and operational metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. We believe that these financial performance metrics represent the primary drivers of value enhancement, balancing both short- and long-term indicators of increased shareholder value. These are the metrics we use to measure our results and evaluate our business. See “Results of Operations” for further detail.

	For the Year Ended
(in thousands)	December 31, 2022	December 31, 2021
Revenue	$753,856	$612,241
Loss from continuing operations	(104,792)	(101,575)
Adjusted EBITDA - continuing operations	32,662	60,035
Adjusted EBITDA - discontinued operations	—	(1,349)
Total Adjusted EBITDA	$32,662	$58,686

For further information about how we calculate Adjusted EBITDA as well as limitations of its use and a reconciliation of Adjusted EBITDA to net loss, see “— Non-GAAP Financial Measures” below.
Non-GAAP Financial Measures
In order to provide additional information regarding our financial results, we have disclosed in the table above Adjusted EBITDA, which is a non-GAAP financial measure that we calculate as our net loss before interest, taxes, depreciation and amortization, management fees, transaction expenses, share-based compensation, loss on legal settlement, change in fair value of contingent consideration, impairment of goodwill, impairment of long-lived assets, loss on extinguishment of convertible notes, expenses associated with public company readiness, net income (loss) from certain regional market shutdowns, professional fees and remeasurement of Tax Receivable Agreement (TRA) liabilities. The reconciliation of net loss to Adjusted EBITDA is provided below.
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
We believe these non-GAAP financial measures, when viewed together with our GAAP financial performance measures and our GAAP financial results, provide a more complete understanding of our business. We strongly encourage investors to review our consolidated financial statements and publicly filed reports in their entirety and not rely on any single financial measure.

The following table provides a reconciliation of net loss to Adjusted EBITDA:

	For the Years Ended December 31,
(in thousands)	2022	2021
Net loss - continuing operations	$(104,792)	$(101,575)
Net loss - discontinued operations	—	(8,851)
Net loss	(104,792)	(110,426)
Management fees	342	889
Transaction expenses	10,749	3,826
Share-based compensation	8,637	—
Loss on legal settlement	—	2,600
Change in fair value of contingent consideration, net of accretion	(18,058)	(3,575)
Impairment of goodwill	14,160	52,487
Impairment of long-lived assets	1,007	—
Depreciation and amortization	58,377	52,470
Interest expense	59,317	50,477
Loss on extinguishment of convertible notes	—	2,436
Expenses associated with public company readiness	2,923	—
Net losses from certain regional market shutdowns (1)	14,635	—
Restructuring and other professional fees(2)	4,373	—
Remeasurement of TRA liabilities	(19,008)	—
Loss from discontinued operations	—	8,851
Adjusted EBITDA - continuing operations	$32,662	$60,035
Adjusted EBITDA - discontinued operations (3)	—	(1,349)
Total Adjusted EBITDA	$32,662	$58,686
(1) Primarily represents net losses associated with certain projects and regional markets that did not meet the classification of discontinued operations under GAAP but operations of these projects and/or markets have been ceased or are expected to be ceased within the next twelve months.
(2) Non-recurring executive employee severance costs and professional fees related to strategic planning.
(3) Represents discontinued Canadian operations within the Telecom segment.

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
The Company completed the acquisitions of Concurrent Group LLC (“Concurrent”), Broken Arrow Communications, Inc. (“Broken Arrow”), Fiber Network Solutions, LLC ("FNS"), and Urban Cable Technology, LLC (“Urban Cable”) during 2021. The operations of the acquired entities are included in our results for the periods following the closing of the acquisition. See Note 4-Acquisitions to the consolidated financial statements.

Seasonality and Cyclical Nature of Business
Certain services provided by the Company are seasonal and vary from market to market in different geographic areas. As a majority of our work is performed in an outdoor environment, adverse weather such as heavy snow or rain or extreme low temperature could affect our performance. Conversely, demand for some services within the Company’s Renewables & Recovery Logistics businesses, specifically our RLI business, are dependent upon the occurrence of adverse weather events.
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
Cost of Revenues
Cost of revenues primarily consists of employee and subcontractor direct labor costs, as well as materials, equipment, vehicle and overhead costs incurred in the services sold in the period as well as insurance costs incurred in performing those services. Labor and overhead costs consist of direct and indirect service costs, including wages and fringe benefits, and operating expenses including field facility expenses, rent, and travel. We expect our cost of revenue to grow proportionately as a percentage of revenue as we scale our business.
General and Administrative Expenses
General and administrative expenses consist primarily of payroll and related benefit costs for our employees involved in general corporate functions, professional fees, and changes in certain accounting estimates such as TRA liabilities, etc., as well as costs associated with the use by these functions of facilities and equipment, such as rent, insurance, and other occupancy expenses. General and administrative expenses also include legal, consulting and professional fees.
Depreciation and Amortization Expenses
Depreciation and amortization expenses primarily consist of depreciation on assets under financing lease, machinery, equipment, vehicles, office furniture, computers, leasehold improvements, software, and amortization of defined-lived intangible assets.

Other Expense, Net
Other expense, net, consists primarily of interest expense, loss on extinguishment of convertible notes, and gain/loss on the sale/disposal of property and equipment.
Results of Operations
Comparison of the Years Ended December 31, 2022 and 2021
The following table sets forth our consolidated results of operations for the periods presented:

	For the Years Ended December 31,
(in thousands)	2022	2021	($) Change	(%) Change
Revenue	$753,856	$612,241	$141,615	23.1%
Costs and expenses:
Cost of revenues	665,291	502,688	162,603	32.3%
General and administrative	69,892	50,994	18,898	37.1%
Transaction expenses	10,749	3,826	6,923	180.9%
Loss on legal settlement	—	2,600	(2,600)	100.0%
Change in fair value of contingent consideration, net of accretion	(18,058)	(3,575)	(14,483)	405.1%
Impairment of goodwill	14,160	52,487	(38,327)	(73.0)%
Impairment of long-lived assets	1,007	—	1,007	100.0%
Depreciation and amortization	58,377	52,470	5,907	11.3%
Total costs and expenses	801,418	661,490	139,928	21.2%
Loss from operations	(47,562)	(49,249)	1,687	(3.4)%
Other income (expense):
Gain on sale of property and equipment	2,087	587	1,500	255.5%
Interest expense	(59,317)	(50,477)	(8,840)	17.5%
Loss on extinguishment of convertible notes	—	(2,436)	2,436	(100.0)%
Total other expense	(57,230)	(52,326)	(4,904)	9.4%
Loss from continuing operations	(104,792)	(101,575)	(3,217)	3.2%
Loss from discontinued operations	—	(8,851)	8,851	(100.0)%
Net loss	$(104,792)	$(110,426)	$5,634	(5.1)%
Less: Net loss attributable to non-controlling interests	(68,372)	—	(68,372)	100.0%
Net loss attributable to QualTek Services Inc.	(36,420)	(110,426)	74,006	(67.0)%
Revenue
Revenue increased by $141,615 thousand, or 23.1%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily driven by an $89,345 thousand increase in our Telecom segment for new customer programs and growth in support of 5G and C-Band spectrum deployment, a $25,355 thousand increase in new installation and underground projects, and a $50,230 thousand increase attributable to a full year ownership of Concurrent and Urban Cable compared to a partial year in 2021. These increases were partially offset by a $22,536 thousand decrease in our Renewables & Recovery Logistics segment due to timing of event-based revenues in 2022 compared to 2021 as well as delays in renewable projects by our customers.
Cost of Revenues
Cost of revenues increased by $162,603 thousand, or 32.3%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. Cost of revenues as a percentage of revenue increased from 82.1% of revenue in 2021 to

88.3% of revenue in 2022. The $162,603 thousand increase in cost of revenues is primarily attributable to higher revenue in 2022 resulting in higher labor costs and related equipment rental costs and partially attributable to an inflationary economic environment, specifically in regard to fuel, travel, and logistics costs.
General and Administrative
General and administrative expenses increased by $18,898 thousand, or 37.1%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. This increase was mainly due to a $37,906 thousand increase of costs associated with becoming a publicly traded company, such as higher legal, accounting, and insurance fees, as well as newly granted share-based compensation awards; offset by a decrease of $19,008 thousand in the Company's TRA liability due to a decrease in management's long-term plan of the Company's future taxable income.
Transaction Expenses
Transaction expenses increased by $6,923 thousand, or 180.9%, for the year ended December 31, 2022, compared to the year ended December 31, 2021.This increase is due to $10,749 thousands of one-time costs associated with the Business Combination during 2022, partially offset by $3,826 thousand of transaction expenses for business acquisitions in 2021.
Loss on legal settlement
We had one legal settlement with a customer in our Renewables & Recovery Logistics segment in 2021. There were no material settlements in 2022.
Change in Fair Value of Contingent Consideration, Net of Accretion
The change in fair value of contingent consideration, net of accretion represents the Company’s measurement at fair value of the contingent consideration liability from business acquisitions. During the year ended December 31, 2022, the Company recognized a decrease in the contingent consideration liability of $18,058 thousand (net of accretion of $1,440 thousand). During the year ended December 31, 2021, the Company recognized a decrease in the contingent consideration liability of $$3,575 thousand (net of accretion of $1,205 thousand). The following summarizes the change in fair value of contingent consideration:
•During 2022, management decreased the contingent consideration liability for the 2019 acquisition of Vinculums Services, LLC by $9,300 thousand due to the acquired business not achieving its annual EBITDA earnout targets. Due to results of operations and changes in management's forecasts, management increased the contingent consideration liability by $6,172 thousand during 2021.
•During 2022 and 2021, management decreased the contingent consideration liability for the 2021 acquisition of Broken Arrow by $258 thousand and $4,795 thousand, respectively, due to the acquired business not achieving its annual EBITDA earnout targets.
•During, 2022 and 2021, management decreased the contingent consideration liability for the 2021 acquisition of FNS by $4,648 thousand and $3,552 thousand, respectively, due to the acquired business not achieving its annual EBITDA earnout targets.
•During 2022 and 2021, management decreased the contingent consideration liability for the 2021 acquisition of Urban Cable by $2,055 thousand and $196 thousand, respectively, due to the acquired business not achieving its annual EBITDA earnout targets.
•During 2022 and 2021, management decreased the contingent consideration liability for the 2021 acquisition of Concurrent by $1,797 thousand and $1,204 thousand, respectively, due to the acquired business not achieving its annual EBITDA earnout targets.
Impairment of Goodwill
As of December 31, 2022, management identified a material weakness related to the Company’s process for performing interim impairment trigger analyses. In the third quarter 2022, management concluded that there was substantial doubt the Company would have sufficient funds to meet its obligations within one year from the date the consolidated financial statements were issued, and as a result, disclosed there was substantial doubt about the Company’s ability to continue as a going concern in its third quarter 2022 Form 10-Q. Management did not consider the implications of the going concern conclusion when assessing whether events or circumstances existed that would suggest it was more likely than not that an impairment exists. In the fourth quarter of 2022, in conjunction with performing its annual goodwill impairment assessment on October 2, 2022, we recorded an out-of-period non-cash goodwill impairment charge of $14,160 thousand. Had management performed an interim impairment trigger analysis in the third quarter 2022, the goodwill impairment charge would have been recorded in the third quarter financial statements for the period-ended October 1, 2022.
The Company recorded goodwill impairment charges for two reporting units, one within the Telecom segment and one within the Renewable and Recovery Logistics segment. Within the Telecom segment, the Company recorded a goodwill impairment charge of $6,078 thousand associated with its Concurrent business, primarily due to lower forecasted operating margins which adversely impacted operating cash flows. Within the Renewables and Recovery Logistics segment, the Company recorded a goodwill impairment charge of $8,082 thousand associated with its FNS business. The impairment in FNS was primarily due to reduced customer demand which led to lower volumes from a key customer, which adversely impacted the projected operating cash flows. The 2021 goodwill impairment charge was due to a decrease to the future discounted cash flows for one of our reporting units within our Telecom segment, which resulted in a carrying value in excess of its estimated fair value. This decrease was attributable to a significant wind down of a large customer program, delays resulting from spectrum auctions impacting build plans, and, to a lesser degree, impacts of the COVID-19 pandemic.
Impairment of Long-lived assets
Impairment of long-lived assets was $1,007 thousand for the year ended December 31, 2022, which was due to the impairment of an operating lease. In 2013, the Company signed a 10-year lease for an office building in King of Prussia, PA to provide working space for its corporate and office employees. The Company outgrew its office space in King of Prussia, PA and moved their corporate and office employees into a new leased office building in Blue Bell, PA in July 2020. By December 2020, the King of Prussia, PA office was fully vacated and the Company was unable to sublet or find an alternative use for the office. In connection with the Company's adoption of the FASB's updated accounting standard on leases, effective January 1, 2022, the company performed an assessment of the previously vacated King of Prussia, PA lease to determine proper treatment. Management determined the lease to have no expected cash inflows and the carrying amount of the right-of-use asset was determined to be not recoverable. As a result, an impairment charge of $1,007 thousand was recorded for the year ended December 31, 2022.
Depreciation and Amortization
Depreciation and amortization expenses increased by $5,907 thousand, or 11.3%, for the year ended December 31, 2022, compared to the year ended December 31, 2021. The increase was driven by a full year of amortization recorded for customer lists acquired as part of the FNS, Broken Arrow, Concurrent and Urban Cable acquisitions that occurred in 2021. Similarly, the Company acquired certain fixed assets as part of the 2021 acquisitions, which led to increased depreciation expense in 2022. Additionally, we added approximately $19,292 thousand in fixed assets, net of retirements, in 2022.
Interest Expense
Interest expense increased by $8,840 thousand, or 17.5%, for the year ended December 31, 2022, compared to the year ended December 31, 2021. This was mainly due to increased interest rates on our adjustable-rate debt instruments, as well as a higher average balance of interest-bearing debt in 2022 compared to 2021, respectively. The higher interest rates in 2022 are attributable to both increases set forth by the Federal Reserve as well as amendments to our ABL Credit Agreement with PNC.

Review of Operating Segments
Comparison of the Years Ended December 31, 2022 and 2021

	For the Years Ended December 31,
(in thousands)	2022	2021	($) Change	(%) Change
Revenue:
Telecom	$665,511	$498,221	$167,290	33.6%
Renewables & Recovery Logistics	88,345	114,020	(25,675)	(22.5)%
Total revenue	753,856	612,241	141,615	23.1%
Adjusted EBITDA:
Telecom	31,193	32,542	(1,349)	(4.1)%
Renewables & Recovery Logistics	28,388	44,869	(16,481)	(36.7)%
Corporate	(26,919)	(17,376)	(9,543)	54.9%
Total Adjusted EBITDA - continuing operations	32,662	60,035	(27,373)	(45.6)%
Total Adjusted EBITDA - discontinued operations	—	(1,349)	1,349	(100.0)%
Total Adjusted EBITDA	$32,662	$58,686	$(26,024)	(44.3)%
Telecom
Revenue
Revenue increased by $167,290 thousand, or 33.6%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was driven by an $89,345 thousand increase attributable to our Wireless line of business, primarily resulting from increased activity related to 5G rollouts and C-Band spectrum deployments, a $13,901 thousand increase in our underground fiber services, an $11,454 thousand increase in our presence in new locations, and a $50,230 thousand increase attributable to a full year ownership of Concurrent and Urban Cable compared to a partial year in 2021.
Adjusted EBITDA
Telecom Adjusted EBITDA decreased by $1,349 thousand, or 4.1%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The decrease in Telecom Adjusted EBITDA was primarily due to the inflationary impacts of higher labor, fuel, and material costs along with an unfavorable mix of projects in 2022, partially offset by higher revenues.
Renewables and Recovery Logistics
Revenue
Revenue decreased by $25,675 thousand, or 22.5%, for the year ended December 31, 2022 compared to the same period in 2021. The decrease was primarily related to a $25,829 thousand decrease in revenue from fewer event-based storm recovery events in 2022 compared to 2021. Additionally in 2022, the Renewables business experienced an overall decline in project wins as well as lower volumes from a key customer.
Adjusted EBITDA
Renewables & Recovery Logistics Adjusted EBITDA decreased by $16,481 thousand, or 36.7%, for the year ended December 31, 2022 compared to 2021, primarily due to lower Recovery Logistics earnings on account of a less impactful tropical storm season in 2022.
Liquidity and Capital Resources
We have historically financed our operations through cash flows generated by operations and, as needed, with borrowings under our revolving credit facility with PNC ("ABL Facility") under our ABL Credit and Guaranty Agreement, dated as of July 18, 2018 (as amended, the "ABL Credit Agreement") and our term loan facility with Citibank (the "Term Loan Facility") under our Term Credit and Guaranty Agreement, dated as of July 18, 2018 (as amended, the "Term Loan Credit Agreement"). On December 23, 2022, the Company executed the Tenth Amendment to the ABL Facility that increased the aggregate revolving commitments to $130,000 thousand until June 30, 2023, and $120,000 thousand from July 1, 2023 through December 31, 2023, and $103,500 thousand thereafter. See Note 8-Debt and Financing Lease Obligations to the consolidated financial statements for additional information on the amendment.
Our uses of cash have been primarily to fund payroll, payments to subcontractors for ordinary course construction projects, payment of our debt obligations and related interest expense, payment of contingent consideration earnouts, equipment and vehicle expenses, capital expenditures, and inventory. Our most significant contractual obligation for future uses of cash is our Term Loan Facility and the 2027 Convertible Notes
As of December 31, 2022, $341,917 thousand was outstanding under our Term Loan Facility. The Company is required to make quarterly principal payments of $2,391 thousand plus interest with all unpaid principal and interest due at maturity of the Term Loan Facility, which contractually, is on July 17, 2025.
As of December 31, 2022, $124,685 thousand was outstanding under our senior unsecured convertible notes. The Company is required to make quarterly interest payments on the senior unsecured convertible notes with all unpaid principal due at maturity, which contractually, is on February 15, 2027.
As a result of the Company not making an interest payment of $3,700 thousand due on March 15, 2023 associated with the 2027 Convertible Notes, an event of default has occurred. As a result of the event of default, the lenders under the ABL Facility, Term Loan Facility and 2027 Convertible Notes can accelerate the repayment of the outstanding borrowings thereunder and exercise other rights and remedies that they have under applicable laws. On April 24, 2023, the Company entered into a forbearance agreement with a majority of convertible noteholders of the 2027 Convertible Notes. This forbearance agreement follows the Company’s election to enter a 30-day grace period ending April 14, 2023, to make the interest payment on its Convertible Notes and subsequent decision to not make the payment. The Company also entered into a forbearance agreement with its administrative agent and lenders on its ABL Credit Agreement and a limited waiver agreement with required creditors of its Term Loan Credit Agreement.
On March 16, 2023, the Company, through its wholly-owned subsidiaries QualTek Buyer, LLC and QualTek LLC, entered into an amendment to each of (i) the Term Loan Credit Agreement, among QualTek Buyer, LLC, QualTek LLC, certain subsidiaries of QualTek LLC and Citibank, N.A., as administrative agent and collateral agent (the “Term Loan Amendment”) and (ii) the ABL Credit Agreement, among QualTek Buyer, LLC, QualTek LLC, certain subsidiaries of QualTek LLC and PNC Bank, National Association, as administrative agent and collateral agent (the “ABL Amendment”). The Term Loan Amendment provides for $55,000 thousand of immediately available new money incremental term loans under the Term Loan Credit Agreement. On March 16, 2023, the Company borrowed the full $55,000 thousand of new money incremental term loans. The Term Loan Amendment also provides for $20,000 thousand of additional new money incremental term loans under the Term Loan Credit Agreement, subject to the satisfaction of certain conditions precedent. On April 28, 2023, the Company expects to borrow $5,000 thousand of new money incremental term loans. The Company expects to borrow an additional $5,000 thousand of new money incremental term loans by May 12, 2023 and may also request to borrow an additional $10,000 thousand of additional new money incremental term loans, which will be subject to the approval of the Required Lenders. There can be no assurances that, if requested, the Company will obtain such approval and subsequently be able to borrow the additional $10,000 thousand of new money incremental term loans. There also can be no assurance that the Company will otherwise be successful in improving profitability, raising additional capital, or achieving a more sustainable leverage model. Additionally, effective as of the date of the ABL Amendment, the Company's aggregate revolving commitments were reduced to $105,000 thousand through December 31, 2023 and $103,500 thousand thereafter. The Company’s aggregate revolving commitments were further reduced to $90,000 thousand in connection with the forbearance agreement described above.
We will likely choose or need to obtain alternative sources of capital or otherwise meet our liquidity needs and/or restructure our existing indebtedness through the protections available under applicable bankruptcy or insolvency laws, including Chapter 11 of the U.S. Bankruptcy Code. Holders of our Class A Common Stock will likely lose their entire investment in a restructuring or similar scenario.
On March 15, 2023, we did not make an interest payment of approximately $3,700 thousand due on the 2027 Convertible Notes. We had a 30-day grace period, or until April 14, 2023, to make the interest payment. We have not made the interest payment, and as a result, an event of default has occurred under the indenture that governs our 2027

Convertible Notes, the ABL Credit Agreement and the Term Loan Credit Agreement. Pursuant to the Indenture, upon an event of default, the trustee under the 2027 Convertible Notes or holders of 25% in aggregate principal amount of the outstanding 2027 Convertible Notes may declare the principal of, premium, if any, on and accrued and unpaid interest on, the 2027 Convertible Notes to be due and payable immediately, which would require the Company to pay approximately $130,000 thousand immediately. In addition, pursuant to each of the ABL Credit Agreement and the Term Loan Credit Agreement, upon an event of default, the lenders under such facilities can accelerate the repayment of the outstanding borrowings thereunder and exercise other rights and remedies that they have under applicable laws. The Company has not received any notices of acceleration as of the date hereof. On April 24, 2023, the Company entered into forbearance agreements with 72% of the aggregate principal amount of the outstanding 2027 Convertible Notes, a forbearance agreement with the administrative agent and lenders under the ABL Credit Agreement, and a limited waiver agreement with the administrative agent and required lenders under the Term Loan Credit Agreement, each of which expire no later than May 15, 2023. As a result, and based on the Company’s current liquidity position, we have reclassified $548,847 thousand of debt under our 2027 Convertible Notes, ABL Credit Agreement, and Term Loan Credit Agreement to a current liability on the December 31, 2022 consolidated balance sheet.
As of December 31, 2022 and 2021, we had cash of $495 thousand and $606 thousand, respectively, and net working capital deficiency of $461,326 thousand and $40,684 thousand, respectively. Our net working capital at December 31, 2022 decreased by $420,642 thousand compared to December 31, 2021, due to the reclassification as of December 31, 2022 of $548,847 thousand of our outstanding debt from long-term to current resulting from the substantial doubt about the Company's ability to continue as a going concern as described below and the Company's default in March 2023 under the indenture that governs the Company's senior unsecured convertible notes as described above; offset by a reduction in short term debt. The primary drivers of this reduction were due to the following events that occurred in 2022: (1) conversion of $44,400 thousand of convertible promissory notes the Company issued on June 16, 2021 (“Convertible notes – June 2021”), (2) a $34,718 thousand payment which fully paid off the acquisition debt consisting of deferred purchase price due to sellers from past acquisitions, and (3) conversion of $30,568 thousand of convertible notes the Company issued on June 16, 2021 to BCP QualTek II LLC in exchange for preferred Class B Units (“Convertible Notes – Related Party”). Both the Convertible Notes – June 2021 and Convertible Notes - Related Party were converted under a mandatory conversion provision upon consummation of the Business Combination on February 14, 2022. In addition to the reduction of short-term debt, timing differences resulted in higher unbilled revenues which was partially offset by higher accounts payable due to timing.

Going Concern
The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of presentation contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. For the year ended December 31, 2022, the Company reported a net loss of $104,792 thousand and net cash used in operating activities of $68,535 thousand.

During 2022, the Company’s project mix, coupled with operating in an inflationary environment, led to lower gross margins particularly within the Telecom segment. In addition, the Company’s interest costs have increased as a result of the Federal Reserve increasing interest rates as well as certain amendments to the ABL Credit Agreement. The Company is subject to various financial covenants as part of its debt agreements, which if not complied with, may result in the acceleration of the maturity of amounts borrowed. Finally, if the Company is unable to regain compliance with its current deficiencies related to Nasdaq’s Minimum Value of Listed Securities (“MVLS”) Rule and Minimum Bid Price Rule, and the Company’s Class A common shares were to become formally delisted, the holders of the 2027 Convertible Notes could contractually require us to repurchase their 2027 Convertible Notes. Should the Company be unable to improve its profitability or the maturities of the Company’s debt be accelerated, there could be no assurance the Company will have sufficient access to funding to meet its obligations. Additionally, on March 16, 2023, the Company did not make an interest payment of approximately $3,700 thousand due on its 2027 Convertible Notes. The Company had a 30-day grace period, or until April 14, 2023, to make the interest payment. The Company has not made the interest payment, and, as a result, an event of default has occurred under the Indenture, the ABL Credit Agreement and the Term Loan Credit Agreement. Pursuant to the Indenture, upon an event of default, the trustee under the 2027 Convertible Notes or holders of 25% in aggregate principal amount of the outstanding 2027 Convertible Notes may declare the principal of, premium, if any, on and accrued and unpaid interest on, the 2027 Convertible Notes to be due and payable immediately, which would require the Company to pay approximately $130,000 thousand immediately. In addition, pursuant to each of the ABL Credit Agreement and the Term Loan Credit Agreement, upon an event of default, the lenders under such facilities can accelerate the repayment of the outstanding borrowings thereunder and exercise other rights and remedies that they have under applicable laws. The Company has not received any notices of acceleration as of the date hereof. The Company has entered into forbearance agreements with holders of approximately 72% of the aggregate principal amount of the outstanding

Convertible Notes and the administrative agent and lenders under the ABL Credit Agreement and a limited waiver agreement with the administrative agent and required lenders under the Term Loan Credit Agreement with respect to this event of default, as well as any event of default that may arise under the ABL Credit Agreement or the Term Loan Credit Agreement as a result of our failure to deliver an unqualified audit report (a report not containing an explanatory paragraph regarding “going concern”) with respect to our financial statements for the fiscal year ended December 31, 2022. We will likely choose or need to obtain alternative sources of capital or otherwise meet our liquidity needs and/or restructure our existing indebtedness through the protections available under applicable bankruptcy or insolvency laws, including Chapter 11 of the U.S. Bankruptcy Code. Holders of our Class A Common Stock will likely not receive any value or payments in a restructuring or similar transaction. Each of the factors discussed above raises substantial doubt about our ability to continue as a going concern.
For additional information on the Company’s forbearance agreements and future obligations see Note 8-Debt and Financing Lease Obligations to the consolidated financial statements
We are subject to uncertainty related to a dependence on outside sources of capital and operating in an increased interest rate environment. The attainment of profitable operations is dependent on future events, including obtaining adequate financing to fulfill our growth and operating activities, generating adequate profitability to support our debt structure; and reorganizing our capital structure, including maintaining adequate availability under our line of credit to fund ongoing operations.
Management believes that the Company’s capital requirements will depend on many factors. These factors include improving profitability within our Telecom Segment, reviewing funding sources to support our business plan relating to our $1,600,000 thousand backlog, and working to achieve a more sustainable leverage model. There can be no assurances we will be successful with these initiatives.
Summary of Cash Flows
The following table summarizes our cash flows for the years ended December 31, 2022 and 2021:

	For the Years Ended December 31,
(in thousands)	2022	2021
Net cash used in operating activities from continuing operations	$(68,535)	$(17,011)
Net cash used in investing activities from continuing operations	(3,357)	(48,030)
Net cash provided by financing activities from continuing operations	70,236	66,119
Net (decrease)/increase in cash	$(1,656)	$1,078
Note:    The following discussions related to our cash flows are presented on a continuing operations basis, which excludes the cash flows from our former operations associated with our Canadian subsidiary within the Telecom segment, which are accounted for as discontinued operations. See Note 3-Discontinued Operations to the consolidated financial statements.
Following the consummation of the Business Combination, the Company is now obligated to make payments under the Tax Receivable Agreement. The actual timing and amount of any payments that may be made under the Tax Receivable Agreement are unknown at this time and will vary based on a number of factors. For more information about these factors, see Note 14-Tax Receivable Agreement to the consolidated financial statements. However, there exists the possibility the payments the Company will be required to make in connection with the Tax Receivable Agreement may be substantial. Any payments made under the Tax Receivable Agreement could generally reduce the amount of cash that might have otherwise been available to the Company. For so long as the Company is the managing member of QualTek HoldCo, the Company intends to cause QualTek HoldCo to make ordinary distributions and tax distributions to the holders of QualTek Common Units on a pro rata basis in amounts sufficient to enable the Company to cover payments under the Tax Receivable Agreement. However, QualTek HoldCo’s ability to make such distributions may be subject to various limitations and restrictions, including, but not limited to, retention of amounts necessary to satisfy the obligations of QualTek HoldCo and its subsidiaries and restrictions on distributions that would violate any applicable restrictions contained in QualTek HoldCo’s debt agreements, or any applicable law, or that would have the effect of rendering QualTek HoldCo insolvent. To the extent the Company is unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest until paid. Additionally, nonpayment for a specified period and/or under certain circumstances may constitute a material breach of a material obligation under the Tax Receivable

Agreement and therefore accelerate payments under the Tax Receivable Agreement, which could be substantial and as a result, could have a substantial negative impact on the Company's liquidity or financial condition.
Comparison of the Years Ended December 31, 2022 and 2021
Operating Activities
Cash used in the Company’s operating activities was $68,535 thousand for the year ended December 31, 2022, compared to cash used in operating activities of $17,011 thousand for the year ended December 31, 2021. The higher net cash outflow in operations during 2022 was primarily driven by higher input costs, particularly wage and fuel, along with an unfavorable project mix, particularly in the Company's Telecom segment along with lower earnings in the Renewables & Recovery Logistics segment due to a less impactful tropical storm season. Also contributing to the increase in operating cash outflows were higher interest costs on the Company's variable-rate debt, higher costs related to the business combination completed in February 2022, and costs related to operating as a public company.
Investing Activities
Net cash used in the Company’s investing activities decreased to $3,357 thousand for the year ended December 31, 2022, from $48,030 thousand for the year ended December 31, 2021. The primary driver of the change in cash outflow was cash paid related to the acquisitions of FNS, Broken Arrow, Urban Cable and Concurrent in 2021. There were no acquisitions in 2022.
Financing Activities
Net cash provided by the Company’s financing activities increased to $70,236 thousand for the year ended December 31, 2022 compared to net cash provided by financing activities of $66,119 thousand for the year ended December 31, 2021. The primary driver of the change in cash inflows is the activity related to the Business Combination that resulted in $124,685 thousand of cash proceeds from the issuance of the senior unsecured convertible notes and the issuance of common stock, partially offset by payments to settle the acquisition related debt, along with payments related to the equity issuance costs and lower net borrowings from the line of credit.
Contractual Obligations
The following table includes aggregated information about contractual obligations as of December 31, 2022.

	Payments Due by Period
(in thousands)	Total	Less than 1 Year	1– 3 Years	3– 5 Years	More than 5 Years
Line of credit	$91,809	$91,809	$—	$—	$—
Term loan	341,917	341,917	—	—	—
Convertible notes	124,685	124,685	—	—	—
Lease obligations	67,982	22,672	31,392	10,378	3,540
Total	$626,393	$581,083	$31,392	$10,378	$3,540
Critical Accounting Policies and Estimates
The following is not intended to be a comprehensive list of all our accounting policies. Our significant accounting policies are more fully described in Note 1-Nature of Business and Summary of Significant Accounting Policies to the consolidated financial statements. The discussion and analysis of our financial conditions and results of operations is based on our consolidated financial statements. These statements have been prepared in accordance with GAAP. In conformity with GAAP, the preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Given that management estimates, by their nature, involve judgment regarding future uncertainties, actual results may differ from these estimates if conditions change or if certain key assumptions used in making these estimates ultimately proven to be inaccurate.

We believe the following critical accounting policies contain the more significant judgments and estimates used in the preparation of our consolidated financial statements.
•Revenue Recognition
•Accounts Receivable
•Concentration of Credit Risk
•Business Combination
•Impairment of Goodwill and Long-Lived Assets
Revenue Recognition
The Company recognizes revenue from contracts with customers using the five-step model prescribed in ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"). Revenue for engineering, construction, project management, and site acquisition services are primarily recognized by the Company over time utilizing the cost-to-cost measure of progress, which is an input method, on contracts for specific projects, and for certain MSAs and other service agreements. Revenue for engineering, aerial and underground construction for projects with customer-specified service requirements are primarily performed under MSAs and other contracts that contain customer-specified service requirements. These agreements include pricing for individual tasks, including, for example, the placement of underground or aerial fiber, directional boring, and fiber splicing, each based on a specific unit of measure. Revenue is recognized over time as services are performed and customers simultaneously receive and consume the benefits provided by the Company. Output measures such as units delivered are utilized to assess progress against specific contractual performance obligations. Revenue generated from fulfillment, maintenance, compliance and recovery services as well as certain performance obligations related to material sales is recognized at a point in time. These services are generally performed under master or other service agreements and billed on a contractually agreed price per unit on a work order basis.
Accounts Receivable
The Company’s accounts receivable are due primarily from large telecommunications carriers, cable providers, and utility companies operating across the United States and are carried at original contract amount less an estimate for uncollectible amounts based on historical experience. Management determines the allowance for doubtful receivables by regularly evaluating the age of outstanding receivables, as well as individual customer receivables and their financial condition, and current economic conditions. Accounts receivables are written off when deemed uncollectible. Recoveries of accounts receivables previously written off are recorded when received.
Concentration of Credit Risk
We have established relationships with many leading telecommunications carriers, cable providers and utility companies but our business is concentrated among relatively few customers.

For the years ended December 31, 2022 and 2021, our top three customers accounted for 66% and 77% of our total revenues, and the same three customers accounted for 68% and 69% of our total accounts receivable at December 31, 2022 and December 31, 2021. See Note 1 - Nature of Business and Summary of Significant Accounting Policies and Note 6 - Accounts Receivable, Contract Assets and Liabilities, and Customer Credit Concentration to the consolidated financial statements for additional information.
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

Impairment of Goodwill and Long-lived Assets
Goodwill represents the excess purchase price paid to acquire a business over the fair value of net assets acquired. The Company has goodwill and long-lived intangible assets that have been recorded in connection with business acquisitions. We perform our annual impairment review of goodwill and long-lived intangible assets at the reporting unit level at the start of the fourth quarter of each year or more frequently when changes in circumstances indicate that the carrying value may not be recoverable. Such circumstances may include a significant adverse change in the business climate or growth opportunities for our reporting units; a decision to dispose of a reporting unit or a significant portion of a reporting unit; changes in the economic environment; or a sustained decrease in share price.
The Company initially performs a qualitative assessment as to the likelihood of the occurrence of an impairment. For the qualitative assessment, the Company determines whether it is more likely than not (a likelihood of greater than 50%) that the fair value of a reporting unit is less than its carrying value. Qualitative factors that we consider include, but are not limited to, macroeconomics conditions, customer relations, market conditions, a significant adverse change in legal factors or in the business climate and reporting unit specific events. If, based on the qualitative assessment, we determine a quantitative assessment is necessary, we estimate the fair value of the reporting unit and compare that to its carrying value. To the extent the carrying value exceeds the fair value of a reporting unit, an impairment loss is recorded in an amount equal to that excess. Under our quantitative test, our estimate of fair value is primarily determined using a weighting of fair values derived from the income approach and market approach valuation methodologies. The income approach uses the discounted cash flow method, and the market approach uses the guideline public company method. Changes in our judgments and projections could result in significantly different estimates of fair value, potentially resulting in impairments of goodwill and other intangible assets. If any impairment exists, we record the impairment to the statement of operations in the period the impairment is identified.
The profitability of individual reporting units may be impacted by changes in customer demand, increased costs of providing services, and the level of overall economic activity. Our customers may reduce capital expenditures and defer or cancel pending projects for a variety of reasons. The profitability of reporting units may be negatively impacted if actual costs of providing services exceed the forecasted costs anticipated when the Company enters into contracts. Additionally, adverse conditions in the economy and future volatility in the equity and credit markets could impact the valuation of the Company’s reporting units. The cyclical nature of our business, the high level of competition within our industry, and the concentration of its revenues from a limited number of customers may also cause results to vary. These factors may affect individual reporting units disproportionately, relative to the Company as a whole. As a result, the performance of one or more of the reporting units could decline, resulting in an impairment of goodwill or intangible assets.
Additionally, as of December 31, 2022, we identified a material weakness related to the Company’s process for performing interim impairment trigger analyses. In the third quarter 2022, we concluded that there was substantial doubt the Company would have sufficient funds to meet its obligations within one year from the date the consolidated financial statements were issued, and as a result, disclosed there was substantial doubt about the Company’s ability to continue as a going concern in its third quarter 2022 Form 10-Q. We did not consider the implications of the going concern conclusion when assessing whether events or circumstances existed that would suggest it was more likely than not that an impairment exists. In the fourth quarter of 2022, in conjunction with performing its annual goodwill impairment assessment on October 2, 2022, we recorded an out-of-period non-cash goodwill impairment charge of $14,160 thousand. Had management performed an interim impairment trigger analysis in the third quarter 2022, the goodwill impairment charge would have been recorded in the third quarter financial statements for the period-ended October 1, 2022.
In 2022, the Company recorded goodwill impairment charges for two reporting units, one within the Telecom segment and one within the Renewable and Recovery Logistics segment. Within the Telecom segment, the Company recorded a goodwill impairment charge of $6,078 thousand associated with its Concurrent business, primarily due to lower forecasted operating margins which adversely impacted operating cash flows. Within the Renewable and Recovery Logistics segment, the Company recorded a goodwill impairment charge of $8,082 thousand associated with its FNS business. The impairment in FNS was primarily due to reduced customer demand which led to lower volumes from a key customer, which adversely impacted the projected operating cash flows.
In the fourth quarter of 2021, the Company recorded a goodwill impairment charge of $52,487 thousand, which was due to a decrease in the future discounted cash flows for one of our reporting units within our Telecom segment, which resulted in a carrying value in excess of its estimated fair value. This decrease was attributable to a significant wind down of a large customer program, delays resulting from spectrum auctions impacting build plans, and, to a lesser degree, impacts of the COVID-19 pandemic. The estimated fair value of the Company's remaining reporting units exceeded their carrying values.
The goodwill impairment charges did not affect the Company's compliance with its financial covenants. The Company's remaining reporting units with goodwill had adequate fair value in excess of their carrying value.
Determining the fair value of a reporting unit requires a high degree of judgement and involves the use of significant estimates and assumptions. Significant assumptions used in the determination of the estimated fair values of the reporting units are the estimated future net annual cash flows for each reporting unit, which is based on internally developed forecasts, the long-term inflationary growth rate and the discount rate. The estimated future net annual cash flows and long-term inflationary growth rates are dependent on overall market growth rates, the competitive environment, and business activities that impact customer demand. As a result, the growth rate could be adversely impacted by a sustained increase in the competitive environment, inflation, or adverse changes in our customer base. The discount rate, which is consistent with a weighted average cost of capital that is likely to be expected by a market participant, is based upon rates of return available from alternative investments of similar type and quality, including consideration of both debt and equity components of the capital structure. Our discount rate may be impacted by adverse changes in the macroeconomic environment and volatility in the equity and debt markets. Any changes in operating plans or adverse changes in the future could reduce the underlying cash flows used to estimate fair values and would likely result in a decline in fair value that would trigger future impairment charges of a reporting units' goodwill. As of December 31, 2022, the aggregate carrying value of these reporting units' goodwill was $14,493 thousand. For additional information on the goodwill impairment charge, see Note 7-Goodwill and Intangibles Assets, to the consolidated financial statements.
The long-term growth rate and discount rate assumptions used for determining fair value were:

	2022	2021
Long-Term Growth Rate	3%	3%
Discount Rate	16% - 25%	12% - 26.25%
We review long-lived assets, which primarily includes finite-lived intangible assets and property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value. We recorded impairment of long-lived assets of $1,007 thousand for the year ended December 31, 2022, which was due to the impairment of an operating lease upon adoption of the FASB's updated accounting standard on leases. No impairments occurred during the year ended December 31, 2021.
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
Recent Accounting Pronouncements
See Note 1-Nature of Business and Summary of Significant Accounting Policies to the consolidated financial statements for more information.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8.    Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting
To the Shareholders and the Board of Directors of QualTek Services Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of QualTek Services Inc. and its subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
The Company’s Ability to Continue as a Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has recurring negative cash flows from operations, has suffered recurring losses from operations, its total liabilities exceed its total assets, and there is uncertainty regarding the Company’s ability to obtain additional capital or service current outstanding debt obligations. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Adoption of New Accounting Standard
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases as a result of adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments, effective January 1, 2022.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
We have served as the Company’s auditor since 2012.
Blue Bell, Pennsylvania
April 28, 2023

QUALTEK SERVICES INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	December 31,
	2022	2021
Assets
Current assets:
Cash	$495	$606
Accounts receivable, net of allowance for doubtful accounts of $5,408 and $5,614, respectively	244,964	201,845
Inventories, net	9,033	5,409
Prepaid expenses	5,289	12,140
Other current assets	2,815	2,021
Current assets of discontinued operations	—	4,502
Total current assets	262,596	226,523
Property and equipment, net of accumulated depreciation of $39,671 and $29,515, respectively	59,818	50,682
Operating lease right-of-use assets	28,566	—
Intangible assets, net	321,686	364,174
Goodwill	14,493	28,723
Other non-current assets	1,768	1,657
Total assets	$688,927	$671,759
Liabilities and Deficit
Current liabilities:
Current portion of long-term debt and finance lease obligations, net of deferred financing costs	$556,426	$127,375
Current portion of operating lease liability	9,594	—
Accounts payable	83,298	60,726
Accrued expenses	50,510	52,986
Contract liabilities	24,094	14,773
Other current liabilities	—	9,299
Current liabilities of discontinued operations	—	2,048
Total current liabilities	723,922	267,207
Long-term finance lease liabilities	22,875	19,851
Long-term operating lease liability	22,491	—
Long-term debt, net of current portion and deferred finance costs	—	418,813
Tax receivable agreement liabilities	15,084	—
Other non-current liabilities	5,275	32,866
Total liabilities	789,647	738,737
Commitments and contingencies (Note 16)
(Deficit) / Equity:
Class A common stock, $0.0001 par value; 500,000,000 shares authorized, 27,805,659 and 11,923,941 shares issued and outstanding as of December 31, 2022 and 2021, respectively	3	1
Class B common stock, $0.0001 par value; 500,000,000 shares authorized, 23,304,200 and 13,085,488 shares issued and outstanding as of December 31, 2022 and 2021, respectively	2	1
Additional paid in capital	174,112	252,593
Accumulated deficit	(226,648)	(320,080)
Non-controlling interest	(48,189)	—
Accumulated other comprehensive income	—	507
Total deficit	(100,720)	(66,978)
Total liabilities and equity	$688,927	$671,759
See notes to the consolidated financial statements.

QUALTEK SERVICES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share information)

	For the Years Ended December 31,
	2022	2021
Revenue	$753,856	$612,241
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	665,291	502,688
General and administrative	69,892	50,994
Transaction expenses	10,749	3,826
Loss on legal settlement	—	2,600
Change in fair value of contingent consideration, net of accretion	(18,058)	(3,575)
Impairment of long-lived assets	1,007	—
Impairment of goodwill	14,160	52,487
Depreciation and amortization	58,377	52,470
Total costs and expenses	801,418	661,490
Loss from operations	(47,562)	(49,249)
Other income (expense):
Gain on sale of property and equipment	2,087	587
Interest expense	(59,317)	(50,477)
Loss on extinguishment of convertible notes	—	(2,436)
Total other expense	(57,230)	(52,326)
Loss from continuing operations	(104,792)	(101,575)
Loss from discontinued operations	—	(8,851)
Net loss	(104,792)	(110,426)
Less: Net loss attributable to non-controlling interests	(68,372)	—
Net loss attributable to QualTek Services Inc.	(36,420)	(110,426)
Other comprehensive income:
Foreign currency translation adjustments	—	111
Comprehensive loss	$(36,420)	$(110,315)
Denominator:
Net loss per share - continuing operations - basic	$(1.45)	$(8.70)
Net loss per share - continuing operations - diluted	$(1.47)	$(8.70)
Net loss per share - discontinued operations - basic and diluted	$—	$(0.75)
Weighted average Class A common shares outstanding – basic	22,798,596	11,859,955
Weighted average Class A common shares outstanding - diluted	44,998,609	11,859,955
See notes to the consolidated financial statements.

QUALTEK SERVICES INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except share information)

	Class A Shares		Class B Shares		Additional Paid- in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2021	11,923,941	$1	13,085,488	$1	$252,593	$(320,080)	$507	$—	$(66,978)
Adoption of ASU 2020-06	—	—	—	—	(12,270)	8,861	—	—	(3,409)
Share based compensation	—	—	—	—	1,926	—	—	—	1,926
P Unit Shares	—	—	462,572	—	6,711	—	—	—	6,711
Business Combination	12,522,343	1	13,115,515	2	(35,621)	120,991	(507)	15,048	99,914
Converted shares	3,359,375	1	(3,359,375)	(1)	(5,135)	—	—	5,135	—
Tax receivable agreement liability	—	—	—	—	(34,092)	—	—	—	(34,092)
Net loss	—	—	—	—	—	(36,420)	—	(68,372)	(104,792)
Balance, December 31, 2022	27,805,659	$3	23,304,200	$2	$174,112	$(226,648)	$—	$(48,189)	$(100,720)

	Preferred Shares		Class A Shares		Class B Shares		Additional Paid- in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2020	25,000	$25,000	10,989,751	$1	11,173,776	$1	$208,322	$(204,086)	$396	$29,634
Issuance of Common Stock	—	—	934,190	—	683,344	—	15,000	—	—	15,000
Issuance of Common Stock - non-return	—	—	—	—	—	—	367	—	—	367
Beneficial conversion feature on convertible notes	—	—	—	—	—	—	16,904	—	—	16,904
Acquisitions (see Note 4)	—	—	—	—	1,228,368	—	12,000	—	—	12,000
Paid in kind preferred unit distribution	—	5,568	—	—	—	—	—	(5,568)	—	—
Preferred shares exchanged for convertible notes	(25,000)	(30,568)	—	—	—	—	—	—	—	(30,568)
Other comprehensive income	—	—	—	—	—	—	—	—	111	111
Net loss	—	—	—	—	—	—	—	(110,426)	—	(110,426)
Balance, December 31, 2021	—	$—	11,923,941	$1	13,085,488	$1	$252,593	$(320,080)	$507	$(66,978)
See notes to the consolidated financial statements.

QUALTEK SERVICES INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(104,792)	$(110,426)
Loss from discontinued operations	—	8,851
Adjustments:
Depreciation and amortization	58,377	52,470
Accretion of debt discount	—	11,059
Impairment loss on long-lived assets	1,007	—
Impairment loss on goodwill	14,160	52,487
Change in fair value of tax receivable agreement liabilities	(19,008)	—
Loss on extinguishment of convertible notes	—	2,436
Amortization of debt issuance costs	5,274	4,795
Change in fair value of contingent consideration, net of accretion	(18,058)	(3,575)
Share-based compensation - stock options	1,926	—
Share-based compensation - Class P Units	6,711	—
Provision for bad debt expense	8,533	1,867
Gain on sale of property and equipment	(2,087)	(587)
Other	(730)	—
Changes in assets and liabilities:
Accounts receivable	(51,652)	(11,638)
Inventories	(3,624)	514
Prepaid expenses and other assets	10,559	(8,627)
Accounts payable and accrued liabilities	17,596	(14,042)
Contract liabilities	7,273	(2,595)
Net cash used in operating activities from continuing operations	(68,535)	(17,011)
Net cash used in operating activities from discontinued operations	—	(931)
Net cash used in operating activities	(68,535)	(17,942)
Cash flows from investing activities:
Purchases of property and equipment	(6,072)	(3,014)
Proceeds from sale of property and equipment	2,715	833
Acquisition of businesses, net of cash acquired (see Note 4)	—	(45,849)
Net cash used in investing activities from continuing operations	(3,357)	(48,030)
Net cash provided by investing activities from discontinued operations	—	4,498
Net cash used in investing activities	(3,357)	(43,532)
Cash flows from financing activities:
Proceeds from line of credit	841,210	27,796
Repayment of line of credit	(837,034)	—
Proceeds from convertible notes – related party	—	5,000
Repayment of convertible notes – related party	—	(5,000)
Proceeds from convertible notes – June 2021	—	44,400
Proceeds from senior unsecured convertible notes	124,685	—
Repayment of long-term debt	(9,564)	(9,564)
Repayment of promissory note	(500)	—
Payments for financing fees	(8,928)	(2,295)
Payments of acquisition related contingent consideration	(34,718)	—
Repayment of capital leases	(15,703)	(9,585)
Proceeds from issuance of common stock - PIPE	35,915	—
Proceeds from issuance of equity	—	15,367
Payments for equity issuance costs	(24,999)	—
Tax distributions to members	(128)	—
Net cash provided by financing activities from continuing operations	70,236	66,119
Net cash used in financing activities from discontinued operations	—	(2,746)
Net cash provided by financing activities	70,236	63,373
Effect of foreign currency exchange rate (translation) on cash	—	83
Net increase (decrease) in cash	(1,656)	1,982
Cash:
Beginning of year	2,151	169
End of year	$495	$2,151
Balances included in the consolidated balance sheets:
Cash	$495	$606
Cash included in current assets of discontinued operations	—	1,545
Cash at end of year	$495	$2,151
Supplemental disclosure of cash flow information:
Cash paid for:
Interest from continuing operations	$53,242	$31,801
Interest from discontinued operations	$—	$195
Non-cash investing and financing activities:
Assets acquired under operating leases from continuing operations	$9,550	$—
Assets acquired under financing leases from continuing operations	$16,698	$9,804
See notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 1.    Nature of Business and Summary of Significant Accounting Policies
Nature of business: QualTek Services, Inc. (f/k/a Roth CH Acquisition III Co. ("ROCR")) (collectively with its consolidated subsidiaries, "QualTek", the "Company", "we", "our", or "us") is a leading provider of communication infrastructure services and renewable solutions and disaster recovery services, delivering a full suite of critical services to major telecommunications and utility customers across the United States.
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
The cumulative value of the merger consideration in the Business Combination was $306,888 thousand. Blocker Merger Sub merged with and into the Blocker (the “Blocker Merger”), resulting in the equity interests of the Blocker being converted into the right to receive 11,924 thousand shares of Class A common stock of the Company (the “Class A Common Stock”), and the owners of such equity interests in the Blocker (the “Blocker Owners”) being entitled to such shares of Class A Common Stock at the Closing, and thereafter, the surviving Blocker merged with and into ROCR, with ROCR as the surviving company (the “Buyer Merger”), resulting in the cancellation of the equity interests of the surviving Blocker and ROCR directly owning all of the units of QualTek HoldCo (the “QualTek Units”) previously held by the Blocker. Immediately following the Buyer Merger, Company Merger Sub merged with and into QualTek HoldCo, with QualTek HoldCo as the surviving company (the “QualTek Merger”), resulting in (i) QualTek HoldCo becoming a subsidiary of ROCR, (ii) the QualTek Units (excluding those held by the Blocker and ROCR) being converted into the right to receive 18,765 thousand shares of Class B common stock, par value $0.0001 per share (the “Class B Common Stock” and, together with the Class A Common Stock, the “Common Stock”) and the holders of QualTek Units being entitled to such shares of Class B Common Stock at the Closing, (iii) the QualTek Units held by ROCR being converted into the right to receive a number of common units of QualTek HoldCo (the “Common Units”) equal to the number of shares of Class A Common Stock issued and outstanding (i.e., 21,571 thousand QualTek Units), less the number of Common Units received in connection with the contribution described immediately below (i.e., 16,160 thousand QualTek Units). With respect to the portion of merger consideration to which the Blocker Owners and holders of QualTek Units were entitled as described above, the cumulative value of such merger consideration equaled the Equity Value. The “Equity Value” is the sum of (i) $294,319 thousand, plus (ii) the value of any Equity Interests of the Company issued as consideration for any acquisitions by the Company prior to the Closing (i.e., $10,000 thousand), plus (iii) the amount of interest accrued on that certain convertible promissory note (see Note 8-Debt and Financing Lease Obligations) in an aggregate principal amount of $30,558 thousand issued by the Company to BCP QualTek II in exchange for all of BCP QualTek II’s Class B Units. No portion of the merger consideration was paid in cash. The foregoing represents the total consideration to be paid to the Blocker Owners and holders of QualTek Units in connection with the Business Combination. The Company contributed, as a capital contribution in exchange for a portion of the QualTek Units it acquired in the QualTek Merger (i.e., 16,160 thousand QualTek Units), $161,604 thousand, representing the amount of cash available after payment of the merger consideration under the Business Combination Agreement, which was used in part by QualTek or its Subsidiaries to pay the transaction expenses under the Business Combination Agreement.

On February 14, 2022, in connection with the Closing of the Business Combination, the Company:
–entered into an indenture (the “Indenture”) with Wilmington Trust, National Association, as trustee, and certain guarantors party thereto, including, among others, certain subsidiaries of the Company, in respect of $124,685 thousand in aggregate principal amount of senior unsecured convertible notes due 2027 (“2027 Convertible Notes”, see Note 8-Debt and Financing Lease Obligations) that were issued to certain investors (collectively, the “Convertible Note Investors”). The 2027 Convertible Notes were purchased by the Convertible Note Investors pursuant to certain convertible note subscription agreements, dated as of February 14, 2022, between the Company and each of the Convertible Note Investors (collectively, the “Convertible Note Subscription Agreements”);
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
–issued 2,275 thousand shares of Class A Common Stock (“Blocker Owner Earnout Shares”) and 3,836 thousand shares of Class B Common Stock (“Earnout Voting Shares”) (collectively, the “Earnout Shares”) that are subject to certain restriction on transfer and voting and potential forfeiture pending the achievement of the earnout targets;
–converted Convertible notes – June 2021 (see Note 8-Debt and Financing Lease Obligations) into 2,875 thousand shares of Class A common stock and 4,063 thousand shares of Class B common stock;
–assumed 2,875 thousand Public Warrants and 102 thousand Private Placement Warrants sold by ROCR as part of its initial public offering;
–fully repaid $34,718 thousand of acquisition debt (see Note 8-Debt and Financing Lease Obligations) plus accrued interest with the proceeds from the transaction;
–paid down $73,000 thousand of debt associated with the line of credit (see Note 8-Debt and Financing Lease Obligations);
–paid down $500 thousand of ROCR's promissory note; and
–pursuant to the Tax Receivable Agreement (“TRA”) entered into by and between the Company, QualTek HoldCo, LLC, the TRA Holders (as defined in the TRA) and the TRA Holder Representative (as defined in the TRA), the Company will be required to pay the TRA Holders 85% of the amount of savings, if any, that the Company is deemed to realize in certain circumstances as a result of certain tax attributes that exist following the Business Combination and that are created thereafter, including as a result of payments made under the TRA. See Note 14-Tax Receivable Agreement regarding the disclosures of the impact of the TRA as of the Closing Date and as of December 31, 2022.
The Business Combination is accounted for as a reverse recapitalization in accordance with accounting principles generally accepted in the United States of America (“GAAP”) with QualTek HoldCo treated as the accounting acquirer. Accordingly, our consolidated financial statements represent a continuation of the financial statements of QualTek HoldCo with net assets of QualTek Services Inc. stated at historical cost. Following the closing of the Business Combination, the combined company is organized in an “Up-C” structure in which QualTek Services Inc. became the sole managing member of QualTek HoldCo and therefore, operates and controls all of the business and affairs of QualTek HoldCo. Accordingly, QualTek Services Inc. consolidates the financial results of QualTek HoldCo, and reports a non-controlling interest in its consolidated financial statements representing the economic interest in QualTek HoldCo owned by the members, other than the Blocker, of QualTek HoldCo referred to as the “Flow-Through Sellers.” As of December 31, 2022, the Company owned an economic interest of approximately 52% in QualTek HoldCo. The remaining approximately 48% economic interest is owned by the Flow-Through Sellers.
Basis of presentation: The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and under the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC").
Certain prior-year information has been reclassified to conform to the current-year presentation for comparability purposes.
Going Concern
The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of presentation contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. For the year ended December 31, 2022, the Company reported a net loss of $104,792 thousand and net cash used in operating activities of $68,535 thousand.
During 2022, the Company’s project mix, coupled with operating in an inflationary environment, led to lower gross margins particularly within the Telecom segment. In addition, the Company’s interest costs have increased as a result of the Federal Reserve increasing interest rates as well as certain amendments to the ABL Credit Agreement. The Company is subject to various financial covenants as part of its debt agreements, which, if not complied with, may result in the acceleration of the maturity of amounts borrowed. Finally, if the Company is unable to regain compliance with its current deficiencies related to Nasdaq’s Minimum Value of Listed Securities (“MVLS”) Rule and Minimum Bid Price Rule, and the Company’s Class A common shares were to become formally delisted, the holders of the 2027 Convertible Notes could contractually require us to repurchase their 2027 Convertible Notes. Should the Company be unable to improve its profitability or the maturities of the Company’s debt be accelerated, there could be no assurance the Company will have sufficient access to funding to meet its obligations, which raises substantial doubt about the Company’s ability to continue as a going concern. Refer to Nasdaq Notification for further details.
We are subject to uncertainty related to a dependence on outside sources of capital, and operating in an increased interest rate environment. The attainment of profitable operations is dependent on future events, including obtaining adequate financing to fulfill our growth and operating activities, generating adequate profitability to support our debt structure; and reorganizing our capital structure, including maintaining adequate availability under our line of credit to fund ongoing operations.
Management believes that the Company’s capital requirements will depend on many factors. These factors include improving profitability within our Telecom Segment, reviewing funding sources to support our business plan relating to our backlog, and working to achieve a more sustainable leverage model. On March 16, 2023, the Company, through its wholly-owned subsidiaries QualTek Buyer, LLC and QualTek LLC, entered into an amendment to each of (i) the Term Loan Credit Agreement among QualTek Buyer, LLC, QualTek LLC, certain subsidiaries of QualTek LLC and Citibank, N.A., as administrative agent and collateral agent (the “Term Loan Amendment”) and (ii) the ABL Credit Agreement among QualTek Buyer, LLC, QualTek LLC, certain subsidiaries of QualTek LLC and PNC Bank, National Association, as administrative agent and collateral agent (the “ABL Amendment”). The Term Loan Amendment provided $55,000 thousand of immediately available new money incremental term loans under the Term Loan Credit Agreement. On March 16, 2023, the Company borrowed the full $55,000 thousand of new money incremental term loans. Additionally, on March 16, 2023, the Company did not make an interest payment of approximately $3,700 thousand due on its 2027 Convertible Notes. The Company had a 30-day grace period, or until April 14, 2023, to make the interest payment. The Company has not made the interest payment, and, as a result, an event of default has occurred under the indenture that governs the Convertible Notes, the ABL Credit Agreement and the Term Loan Credit Agreement. Pursuant to the Indenture, upon an event of default, the trustee under the Convertible Notes or holders of 25% in aggregate principal amount of the outstanding Convertible Notes may declare the principal of, premium, if any, on and accrued and unpaid interest on, the Convertible Notes to be due and payable immediately, which would require the Company to pay approximately $130,000 thousand immediately. In addition, pursuant to each of the ABL Credit Agreement and the Term Loan Credit Agreement, upon an event of default, the lenders under such facilities can accelerate the repayment of the outstanding borrowings thereunder and exercise other rights and remedies that they have under applicable laws. The Company has not received any notices of acceleration as of the date hereof.

The Company has entered into forbearance agreements with holders of approximately 72% of the aggregate principal amount of the outstanding 2027 Convertible Notes and the administrative agent and lenders under the ABL Credit Agreement and a limited waiver agreement with the administrative agent and required lenders under the Term Loan Credit Agreement.
We will likely choose or need to obtain alternative sources of capital or otherwise meet our liquidity needs and/or restructure our existing indebtedness through the protections available under applicable bankruptcy or insolvency laws, including Chapter 11 of the U.S. Bankruptcy Code. Holders of our Class A Common Stock will likely not receive any value or payments in a restructuring or similar transaction.
For additional information on the Company’s forbearance agreements and future obligations see Note 8-Debt and Financing Lease Obligations to the consolidated financial statements.

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

Risks and uncertainties: The Company’s business operations may be adversely impacted by its current liquidity constraints. As a result of these liquidity constraints, the Company will likely choose or need to obtain alternative sources of capital or otherwise meet its liquidity needs and/or restructure its existing indebtedness through the protections available under applicable bankruptcy or insolvency laws, including Chapter 11 of the U.S. Bankruptcy Code. The Company’s business operations may also be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. The ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants continue to stay relevant in the world today and may adversely affect everyday business operations. We cannot predict or control the effects or any events the COVID-19 pandemic may continue to have. The Company cannot predict the complete financial effect the COVID-19 pandemic will have on its daily business operations.
Principles of consolidation: For the periods subsequent to the Business Combination, the consolidated financial statements comprise the accounts of the Company and its consolidated subsidiaries, including QualTek HoldCo. For the periods prior to the Business Combination, the consolidated financial statements of the Company comprise the accounts of QualTek HoldCo and its consolidated subsidiaries.
All intercompany accounts and transactions have been eliminated in consolidation.
Non-controlling interests: The Company presents non-controlling interests as a component of equity on its consolidated balance sheets and reports the portion of its loss for non-controlling interests as net loss attributable to non-controlling interests in the consolidated statements of operations and comprehensive loss. For the periods subsequent to the

Business Combination, the non-controlling interests represent the economic interest in QualTek Holdco held by the Flow-through Sellers (see Note 11-Equity).
Discontinued operations: The Company presents discontinued operations when there is a disposal of a component group or a group of components that in our judgment represents a strategic shift that will have a major effect on our operations and financial results. We aggregate the results of operations for discontinued operations into a single line item in the consolidated statements of operations and comprehensive loss for all periods presented. Assets and liabilities of the discontinued operations are aggregated and reported separately as assets and liabilities of discontinued operations in the consolidated balance sheet as of December 31, 2021. As of, and for the year ended, December 31, 2022 there were no discontinued operations See Note 3-Discontinued Operations for additional information.
Revenue Recognition: Revenue is recognized when, or as, control of promised goods and services is transferred to customers, and the amount of revenue recognized reflects the consideration to which the Company expects to be entitled in exchange for the goods and services transferred. A contractual agreement exists when each party involved approves and commits to, the rights of the parties and payment terms are identified, the agreement has commercial substance, and collectability of consideration is probable. The Company’s services are performed for the sole benefit of its customers, whereby the assets being created or maintained are controlled by the customer and the services the Company performs do not have alternative benefits for the Company.
The Company acquires revenue primarily from construction related projects under certain master service agreements and other service agreements contracts. Portions of the contracts include one or multiple performance obligations, which is a contractual promise to deliver a distinct good or transfer of a specific service to a customer. We use different methods of revenue recognition for different types of contracts.
For the Company’s projects recognized under the input method, the Company typically identifies two promised goods and services in the contract: (a) delivery of materials, for which revenue is recognized at a point in time, and (b) installation and construction services, for which revenue is recognized over time as related cost are incurred. The Company determined that the materials and the construction services are both considered distinct performance obligations. The Company’s customers are able to benefit from the materials and construction services both on their own and in connection with readily available resources, indicating that both promises are capable of being distinct. The Company further determined that its promises to transfer the materials and to provide the construction services are each separately identifiable from the other promises in the contract. Further, these promises do not represent inputs to a combined output which may represent a single performance obligation as no significant integration services are provided, there is not a high degree of customization, and the promises are not highly interrelated. As a result, the Company concludes that its input method contracts typically include two performance obligations: the sale of materials and construction services.
Revenue for engineering, construction, project management and site acquisition services are primarily recognized by the Company over time utilizing the cost-to-cost measure of progress, which is an input method, on contracts for specific projects, and for certain MSAs and other service agreements.
The majority of our performance obligations are completed within one year. The cost-to-cost measure of progress best depicts the continuous transfer of control of goods or services to the customer, and correspondingly, when performance obligations are satisfied, for these contracts.
Revenue for engineering, aerial and underground construction for projects with customer-specified service requirements are primarily performed under MSAs and other contracts that contain customer-specified service requirements. These agreements include pricing for individual tasks, including, for example, the placement of underground or aerial fiber, directional boring, and fiber splicing, each based on a specific unit of measure. Revenue is recognized over time as services are performed and customers simultaneously receive and consume the benefits provided by the Company. Output measures such as units delivered are utilized to assess progress against specific contractual performance obligations.
The Company allocates total contract consideration to each performance obligation using the expected cost plus a margin approach to estimate the standalone selling price of each performance obligation. The Company’s customers simultaneously receive and consume the benefit provided by the Company, and revenue is recognized over time as services are performed for all performance obligations identified in the contract. Output measures such as units delivered are utilized to assess progress against specific contractual performance obligations.

Revenue from fulfillment, maintenance, compliance, and recovery services provided to the telecommunication, cable and utility industries is recognized as the services are rendered. These services are generally performed under master or other service agreements and billed on a contractually agreed price per unit on a work order basis. Each service is a separate performance obligation that is recognized upon completion at a point in time as the service is delivered.
Transaction prices for the Company’s contracts may include variable consideration such as contracted materials. Management estimates variable consideration for a performance obligation utilizing estimation methods that it believes best predict the amount of consideration to which the Company will be entitled. Variable consideration is included in the estimated transaction price if it is probable that when the uncertainty associated with the variable consideration is resolved, there will not be a significant reversal of the cumulative amount of revenue that has been recognized.
Management’s estimates of variable consideration and the determination of whether to include estimated amounts in the transaction price are based largely on engineering studies, past practices with the customer, specific discussions, correspondence or preliminary negotiations with the customer and all other relevant information that is reasonably available at the time of the estimate. The effect of variable consideration on the transaction price of a performance obligation is typically recognized as an adjustment to revenue on a cumulative catch-up basis, as such variable consideration is generally for services encompassed under the existing contract.
To the extent variable consideration reflected in transaction prices are not resolved in accordance with management’s estimates, there could be reductions in, or reversals of, previously recognized revenue. Sales, use and other taxes collected concurrent with revenue-producing activities are excluded from revenue. Most of the Company’s contracts include assurance warranties which do not include any additional distinct services other than the assurance that the services and materials comply with agreed-upon specifications. Therefore, there is not a separate performance obligation for these warranties.
For contracts containing more than one performance obligation, the Company allocates the transaction price on a relative standalone selling price (“SSP”) basis. The Company determines SSP based on the price at which the performance obligation is sold separately. If the SSP is not observable through past transactions, the Company estimates the SSP taking into account available information, such as market conditions and internally approved pricing guidelines related to the performance obligation.
Revenue generated from fulfillment, maintenance, compliance and recovery services as well as certain performance obligations related to material sales is recognized at a point in time. Point in time revenue accounted for approximately 41% and 37% of consolidated revenue for the years ended December 31, 2022 and 2021, respectively. Substantially all the Company’s other revenue is recognized over time. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the services to be provided.
Significant Customers
Revenue concentration information for significant customers as a percentage of total consolidated revenue was as follows (in thousands):

	For the Year Ended December 31,
	2022		2021
	Amount	% of Total	Amount	% of Total
Customers:
AT&T	$292,111	38.7%	$249,389	40.7%
Verizon	106,194	14.1%	72,584	11.9%
T-Mobile	102,431	13.6%	78,442	12.8%
Entergy (a)	—	—%	69,268	11.3%
Total	$500,736	66.4%	$469,683	76.7%

(a)	The company uses a threshold of 10% of total consolidated revenue to determine which customers are significant. Entergy had a balance that was considered significant in 2021 but did not have a balance above the 10% threshold in 2022 and as such was not considered a significant customer in 2022.
Cash: Cash includes cash on hand and deposits with banks.

Accounts receivable: The Company’s accounts receivable are due primarily from major telecommunication and utility companies operating within the United States and are carried at original contract amount less an estimate for uncollectible amounts based on historical experience. Management determines the allowance for doubtful receivables by regularly evaluating individual customer receivables and considering a customer’s financial condition and current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. The Company generally does not require collateral. Accounts receivable are considered past due if any portion of the receivables balance is outstanding for more than one day beyond the contractual due date. The Company does not charge interest on past due accounts.
Contract liabilities: Contract liabilities consist of amounts invoiced to customers in excess of revenue recognized. The Company’s contract assets and liabilities are reported in a net position on a contract by contract basis at the end of each reporting period. As of December 31, 2022 and 2021, the contract liabilities balance is classified as a current liability as uncompleted contracts are typically resolved within one year and not considered significant financing components.
Concentration of credit risk: Financial instruments that potentially subject the Company to concentration of credit risks consist principally of cash and accounts receivable.
The Company maintains certain cash balances with the financial institutions and, from time to time, the Company may have balances in excess of the federally insured deposit limit.
Inventories: Inventories are valued at the lower of cost or net realizable value. The cost of inventory is maintained using the weighted average-cost method. Consideration is given to excess, obsolescence and other factors in determining estimated net realizable value.
Property and equipment: Property and equipment acquired through business combinations are stated at the estimated fair value at the date of acquisition. Purchases are recorded at cost. Maintenance and repairs are expensed as incurred. Renewals and betterments that materially extend the useful life of assets are capitalized. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets, which generally range from 3 to 7 years. Leasehold improvements are amortized over the shorter of the estimated useful life of the improvement or the remaining lease term.
Lease Accounting: The Company enters into contracts for the right to utilize certain office facilities, office equipment, and vehicles from third parties. The Company evaluates the contracts it enters into to determine whether such contracts contain leases. A contract contains a lease if the contract conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. When a contract is determined to contain a lease, a determination is made as to whether the lease is an operating or finance lease. At lease commencement, for contracts greater than 12 months, we recognize a right of use asset and a corresponding lease liability on our consolidated balance sheet. The present value of each lease is based on the future minimum lease payments and is determined by discounting these payments using an incremental borrowing rate.
Goodwill and intangible assets: Goodwill is assessed annually for impairment as of the first day of the fourth fiscal quarter of each year, or more frequently if events occur that would indicate a potential reduction in the fair value of a reporting unit below its carrying value. The Company performs an annual impairment review of goodwill at the reporting unit level, which is one level below the operating segment. The Company determines the fair value of the reporting units using a weighting of fair values derived from the income approach and market approach valuation methodologies. The income approach uses the discounted cash flow method and the market approach uses the guideline public company method. If the Company determines the fair value of the reporting unit’s goodwill is less than its carrying value, an impairment loss is recognized and reflected in the operating income or loss in the consolidated statements of operations and comprehensive loss.
The profitability of individual reporting units may suffer periodically due to downturns in customer demand, increased costs of providing services, and the level of overall economic activity. Our customers may reduce capital expenditures and defer or cancel pending projects due to changes in technology, a slowing or uncertain economy, merger or acquisition activity, a decision to allocate resources to other areas of their business, or other reasons. The profitability of reporting units may also suffer if actual costs of providing services exceed the costs anticipated when the Company enters into contracts. Additionally, adverse conditions in the economy and future volatility in the equity and credit markets could impact the valuation of our reporting units. The cyclical nature of our business, the high level of competition existing within our industry, and the concentration of our revenues from a limited number of customers may also cause results to vary. These factors may affect individual reporting units disproportionately, relative to the Company as a whole. As a result, the performance of one or more of the reporting units could decline, resulting in an impairment of goodwill or intangible assets. Additionally, due to the liquidity challenges in the business and the substantial doubt about the Company's ability to continue as a going concern, there could be future impairments of goodwill or intangible assets.
Intangible assets consist of customer relationships, trademarks and trade names. Intangible assets that have finite useful lives are amortized on a straight-line basis over their estimated useful lives ranging from 1 year to 15 years.

Impairment of long-lived and intangible assets: The Company reviews its long-lived assets, including property and equipment, operating lease right-of-use assets, finance lease assets and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company measures recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows that the assets or the asset group are expected to generate. If the carrying value of the assets or asset group are not recoverable, the impairment recognized is measured as the amount by which the carrying value exceeds its fair value. Based on the liquidity challenges in the business, and substantial doubt about the Company's ability to continue as a going concern there could be future impairments of long-lived and intangible assets.
For the Company's operating leases, the circumstances that might lead to an impairment of the associated right-of-use assets may include situations when the space is sublet or available for sublease and we do not fully recover the costs of the lease. During the year ended December 31, 2022, the Company recognized an impairment charge of $1,007 thousand related to operating lease right-of-use assets, which was recorded as "Impairment of long-lived assets" in the consolidated statements of operations and comprehensive loss. See Note 17 - Leases for additional information.
Business combinations: The Company accounts for business combinations under the acquisition method of accounting. The purchase price of each business acquired is allocated to the tangible and intangible assets acquired and the liabilities assumed based on information regarding their respective fair values on the date of acquisition. Any excess of the purchase price over the fair value of the separately identifiable assets acquired and the liabilities assumed is allocated to goodwill. Management determines the fair values used in purchase price allocations for intangible assets based on historical data, estimated discounted future cash flows, expected royalty rates for trademarks and trade names, as well as certain other information. The valuation of assets acquired, and liabilities assumed requires a number of judgments and is subject to revision as additional information about the fair value of assets and liabilities becomes available. Additional information, which existed as of the acquisition date but unknown to us at that time, may become known during the remainder of the measurement period. This measurement period may not exceed 12 months from the acquisition date. The Company recognizes any adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustments are determined. Additionally, in the same period in which adjustments are recognized, the Company records the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of any change to the provisional amounts, calculated as if the accounting adjustment had been completed at the acquisition date. Acquisition costs are expensed as incurred. The results of operations of businesses acquired are included in the consolidated statements of operations and comprehensive loss from their dates of acquisition.
Deferred financing costs: Deferred financing costs are presented in the consolidated balance sheets as a direct deduction from the carrying amount of long-term debt and are amortized over the term of the related debt. For the years ended December 31, 2022 and 2021, the Company amortized $5,274 thousand and $4,795 thousand, respectively, which is included in "Interest expense" on the consolidated statements of operations and comprehensive loss.
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
Income taxes are accounted for using the asset and liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequence on differences between the carrying amounts of assets and liabilities and their respective tax basis, using tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is “more-likely-than-

not” that some portion or all of the deferred tax assets will not be realized. The realization of the deferred tax assets is dependent on the amount of future taxable income.
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
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. The Company recorded the Public Warrants assumed as part of the Business Combination as equity (see Note 11-Equity). For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the consolidated statements of operations. The Company recorded the Private Placement Warrants assumed as part of the Business Combination as a liability. The fair value of the Private Placement Warrants (see Note 9-Warrants) was estimated using the Black-Scholes call option model (see Note 10-Fair Value Measurements).
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
The Company applied ASU 2020-06 to all outstanding financial instruments as of January 1, 2022 (the date of adoption of ASU 2020-06). The Convertible Notes - June 2021 (see Note 8-Debt and Financing Lease Obligations) issued on June 16, 2021 were the only outstanding financial instruments affected by this new accounting standard as of January 1, 2022. Therefore the application of ASU 2020-06 to these convertible notes payable was used to determine the cumulative effect of the adoption of the new accounting standard (see Note 8-Debt and Financing Lease Obligations).
Stock-based compensation: The Company provides the QualTek Services Inc. 2022 Long-Term Incentive Plan (the “LTIP”), which was adopted by the Board of Directors and was approved by the Company’s stockholders on February 14, 2022 (see Note 12 - Stock-Based Compensation). The Company measures all stock-based awards granted to employees based on the fair value on the date of grant in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”). Compensation expense of those awards is recognized over the requisite service period, which is the vesting period of the respective award. The Company issues awards with service-only vesting conditions and records the expense using the straight-line method. The Company accounts for forfeitures as they occur. The Company uses the Black-Scholes option-pricing model to determine the fair value of its option awards at the time of grant. The Company classifies stock-based compensation expense in its consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified.
Transaction costs: The Company incurred $24,999 thousand in direct and incremental costs associated with the Business Combination and PIPE Financing related to the equity issuance, consisting primarily of investment banking, legal, accounting and other professional fees, which were capitalized and charged against the proceeds of the Business Combination and PIPE Financing as a reduction of additional paid-in capital in the consolidated balance sheets in accordance with Staff Accounting Bulletin (“SAB”) Topic 5.A, Expenses of Offering. The Company also incurred $10,749 thousand and $3,826 thousand of expenses for the years ended December 31, 2022 and 2021, respectively, that were not direct and incremental costs and accordingly, were recorded in "Transaction expenses" on consolidated statements of operations and comprehensive loss.
Recent accounting pronouncements: In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), requiring an entity to recognize assets and liabilities arising from operating leases with terms longer than 12 months. The updated standard replaces most existing lease recognition guidance in GAAP and is effective for annual reporting periods beginning after December 15, 2021. The Company adopted ASU 2016-02 using the modified retrospective method on January 1, 2022. The Company elected the package of practical expedients permitted under the transition guidance within

ASC 842, which among other things, permits the Company to: (1) not reassess whether any expired or existing contracts were or contained leases; (2) retain the existing classification of lease contracts as of the date of adoption; (3) not reassess initial direct costs for any existing lease; and (4) not separate non-lease components for all classes of leased assets. The Company also elected to continue to recognize lease payments related to short-term leases as an expense on a straight-line basis over the lease term. The impact of ASC 842 adoption resulted in the Company recognizing a right-of-use asset of $29,256 thousand (net of (1) a tenant improvement allowance of $2,966 thousand and (2) an impairment on a leased office building of $1,007 thousand) and a lease liability of $33,229 thousand on its consolidated balance sheet upon adoption, which increased our total assets and liabilities. See Note 17-Leases for additional information.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU No. 2016-13”), which requires the measurement and recognition of expected credit losses for certain financial assets, including trade accounts receivable. ASU No. 2016-13 replaces the existing incurred loss impairment model with an expected loss model that requires the use of relevant information, including an entity’s historical experience, current conditions and other reasonable and supportable forecasts that affect collectability over the life of a financial asset. The amendments in the updated standard are effective for fiscal years beginning after December 15, 2022, with early adoption permitted. While the Company is finalizing its evaluation of the impact the new standard will have on its financial statements, the adoption of the new standard in the first quarter of 2023 is not currently expected to have a material impact.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805) — Accounting for Contract Assets and Contract Liabilities from Contracts with Customers to improve the accounting for acquired revenue contracts with customers in business combination by addressing diversity in practice and inconsistency related to (i) the recognition of an acquired contract liability and (ii) payment terms and their effect on subsequent revenue recognized by the acquirer. This amendment requires that, at acquisition date, an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) as if it had originated the contracts, while also taking into account how the acquiree applied ASC 606. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023, with early adoption permitted. The Company is currently evaluating the effect that the updated standard will have on its financial statements.
Note 2.    Earnings Per Share
Prior to the Business Combination, the QualTek HoldCo membership structure included Class A Units, Preferred Class B Units, and Class P Units with only Class A Units outstanding upon the Closing of the Business Combination. The Company analyzed the calculation of net loss per unit for periods prior to the Business Combination and determined that it resulted in values that would not be meaningful to the users of the consolidated financial statements. Therefore, the basic and diluted loss per share for the year ended December 31, 2022 represents only the period from February 14, 2022 to December 31, 2022.
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

The basic and diluted net loss per share calculations are as follows (in thousands, except share and per share amounts):

Basic:
February 14, 2022 through December 31, 2022
Numerator:
Net loss	$(75,189)
Less: Loss attributable to non-controlling interests	(38,841)
Net loss attributable to QualTek Services Inc.	(36,348)
Less: Loss attributable to participating securities	(3,298)
Net loss attributable to Class A common shareholders, basic	$(33,050)
Denominator:
Weighted average Class A common shares outstanding	25,073,531
Less: Weighted average unvested Blocker Owner Earnout Shares outstanding	(2,274,935)
Weighted average Class A common shares outstanding, basic	22,798,596

Net loss per share - basic	$(1.45)

Diluted:
February 14, 2022 through December 31, 2022
Numerator:
Net loss	$(75,189)
Less: Loss attributable to non-controlling interests	(5,906)
Net loss attributable to QualTek Services, Inc.	(69,283)
Less: Loss attributable to participating securities	(3,334)
Net loss attributable to Class A common shareholders, diluted	$(65,949)
Denominator:
Weighted average Class A common shares outstanding	25,073,531
Less: weighted average unvested Blocker Owner Earnout Shares outstanding	(2,274,935)
Add: weighted average Class B common shares if converted to Class A common	22,200,013
Weighted average Class A commons shares outstanding, diluted	44,998,609

Net loss per share - diluted	$(1.47)
The consolidated statements of operations and comprehensive loss reflect a net loss in the period presented and therefore the effect of the following securities are not included in the calculation of diluted loss per share as including them would have had an anti-dilutive effect:

February 14, 2022 through December 31, 2022
Excluded from the calculation:
Stock options	5,632,011
Private Placement Warrants	101,992
Public Warrants	2,874,979
Convertible Notes	12,468,500
Class B common stock	—
Pre-PIPE Notes	—
Total potentially dilutive shares excluded from calculation	21,077,482
Note 3.    Discontinued Operations
During the third quarter of 2021, we suspended all operations associated with our Canadian subsidiary within the Telecom segment, which ceased our foreign operations. The disposition of the Canadian subsidiary was considered a strategic shift that had a major effect on our operations and financial results. As a result of the suspension of operations, any new business with customers was terminated and remaining orders were canceled/settled.
The following table presents the aggregate carrying amounts of the classes of assets and liabilities of discontinued operations included in "Other current assets" and "Other current liabilities" on the consolidated balance sheet (in thousands). As of, and for the year ended, December 31, 2022 there were no discontinued operations.

For the Year Ended December 31, 2021
Carrying amounts of assets included as part of discontinued operations:
Cash	$1,545
Accounts receivable, net of allowance	1,292
Other current assets	1,665
Total current assets of discontinued operations	$4,502
Carrying amounts of liabilities included as part of discontinued operations:
Current portion of long-term debt and financing lease obligations	$14
Accounts payable	559
Accrued expenses	1,475
Total current liabilities of discontinued operations	$2,048

The financial results are presented as loss from discontinued operations on the consolidated statements of operations and comprehensive loss as follows (in thousands):

For the Year Ended December 31, 2021
Revenue	$5,850
Costs and expenses:
Cost of revenues	9,562
General and administrative	381
Depreciation and amortization	6,798
Total costs and expenses	16,741
Loss from operations of discontinued operations	(10,891)
Other income (expense):
Gain on sale of property and equipment	2,235
Interest expense	(195)
Loss from discontinued operations	$(8,851)
Note 4.    Acquisitions
On January 26, 2021, the Company purchased 100% of the membership interests of Fiber Network Solutions, LLC (“FNS”), a Texas based company that provides new fiber optic construction services, as well as maintenance and repair services to renewable energy, commercial, and utility clientele in the United States. The overall consideration transferred was $20,059 thousand of cash and rollover equity valued at $2,000 thousand. The cash consideration was funded by the issuance of equity, as well as the issuance of convertible notes with the majority member of QualTek HoldCo (see Note 8-Debt and Financing Lease Obligation). The purchase price is subject to adjustment based upon FNS exceeding predetermined EBITDA thresholds for the years ending 2022, 2023, and 2024, as defined in the agreement, subject to a maximum additional payment of $20,000 thousand. As of the acquisition date, the fair value of the contingent consideration was determined to be $8,200 thousand. Results of operations subsequent to the acquisition date and changes to management’s forecasts, as well as the accretion of the liability, resulted in a total decrease in fair value of the contingent consideration of $9,063 thousand (see Note 10 - Fair Value Measurements). The Company recognized $20,104 thousand and $29,371 thousand in revenue for the years ended December 31, 2022 and December 31, 2021, respectively, as a result of the acquisition.
On August 6, 2021, the Company acquired certain assets and liabilities from Broken Arrow Communications, Inc. (“Broken Arrow”), a New Mexico based company that provided a wide variety of services for the installation, construction, and maintenance of wireless communication facilities. The consideration transferred was $5,000 thousand of cash. The purchase price is subject to adjustment based upon Broken Arrow exceeding predetermined crew count and EBITDA thresholds for certain markets for the 5-month period of August 2021 through December 2021 and for the year ending December 31, 2022, as defined in the agreement, subject to a maximum additional payment of $10,000 thousand. The cash consideration was funded by the issuance of convertible notes in June 2021 (see Note 8-Debt and Financing Lease Obligation). As of the acquisition date, the fair value of the contingent consideration was determined to be $7,552 thousand. Results of operations subsequent to the acquisition date and changes to management’s forecasts resulted in a total decrease in fair value of the contingent consideration of $5,553 thousand (see Note 10 - Fair Value Measurements). The Company recognized $11,195 thousand and $5,479 thousand in revenue for the years ended December 31, 2022 and December 31, 2021, respectively, as a result of the acquisition.
On August 30, 2021, the Company purchased 100% of the membership interests of Concurrent Group LLC (“Concurrent”), a Florida based company that provides construction, maintenance, and restoration services for utilities, electric membership co-ops, and municipally owned power providers. The overall consideration transferred was net cash of $12,539 thousand which includes cash acquired of $1,289 thousand, rollover equity valued at $6,000 thousand, and acquisition debt of $14,143 thousand. The cash consideration was funded by convertible notes issued by the Company in June 2021 (see Note 8-Debt and Financing Lease Obligation). The purchase price is subject to adjustment based upon Concurrent exceeding predetermined EBITDA thresholds for LTM periods ending at the closing of the third quarter of 2022, 2023 and 2024, as defined in the agreement, subject to a maximum additional payment of $30,000 thousand. As of the acquisition date, the fair value of the contingent consideration was determined to be $7,000 thousand. Results of operations subsequent to the acquisition date and changes to management’s forecasts resulted in a total decrease in fair value of the contingent consideration of $3,634 thousand (see Note 10 - Fair Value Measurements). The Company recognized $44,286 thousand and $16,823 thousand in revenue for the years ended December 31, 2022 and December 31, 2021, respectively, as a result of the acquisition.
On October 15, 2021, the Company purchased 100% of the membership interests of Urban Cable Technology, LLC (“Urban Cable”), a Pennsylvania based company that provides a range of services, including aerial and underground construction, engineering, multiple dwelling units wiring and rewiring, and fiber placement to broadband and telecom cable operators. The overall consideration transferred was net cash of $8,251 thousand which includes cash acquired of $185 thousand and rollover equity valued at $4,000 thousand. The cash consideration was funded by line of credit (see Note 8-Debt and Financing Lease Obligation). The purchase price is subject to adjustment based upon Urban Cable exceeding predetermined EBITDA for the years ending 2021, 2022, 2023, and 2024, as defined in the agreement. As of the acquisition date, the fair value of the contingent consideration was determined to be $3,450 thousand. Results of operations subsequent to the acquisition date and changes to management’s forecasts resulted in a total decrease in fair value of the contingent consideration of $2,543 thousand (see Note 10 - Fair Value Measurements). The Company recognized $31,294 thousand and $4,800 thousand in revenue for the years ended December 31, 2022 and December 31, 2021, respectively, as a result of the acquisition.
The acquisitions were recognized as business combinations with FNS and associated goodwill reported within our Renewables and Recovery Logistics Segment and Broken Arrow, Concurrent, and Urban Cable and associated goodwill reported within our Telecom Segment. The identifiable assets acquired and liabilities assumed were recorded at their estimated fair values on the acquisition dates. Goodwill resulted from expected synergies and revenue growth from combining operations with the Company. The goodwill recognized from these acquisitions is not expected to be deductible for income tax purposes. For the year ended December 31, 2022, the Company recognized goodwill impairment in both the FNS and Concurrent business units, see Note 7 - Goodwill and Intangible Assets for further information.

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

Note 5.    Property and Equipment
Property and equipment consisted of the following (in thousands):

	December 31,
	2022	2021
Office furniture	$2,229	$1,382
Computers	2,296	1,856
Machinery, equipment and vehicles	27,178	17,331
Land	140	140
Building	340	340
Leasehold improvements	5,178	4,552
Software	2,416	2,320
Assets under financing lease	57,905	50,941
Construction in process	1,807	1,335
	99,489	80,197
Less: accumulated depreciation	(39,671)	(29,515)
Property and equipment, net	$59,818	$50,682
Property and equipment include assets acquired under financing leases of $57,905 thousand and $50,941 thousand as well as accumulated depreciation of $15,096 thousand and $14,899 thousand as of December 31, 2022 and December 31, 2021, respectively. Depreciation expense was $16,190 thousand and $13,017 thousand for the years ended December 31, 2022 and 2021, respectively.
Note 6.    Accounts Receivable, Contract Assets and Liabilities, and Customer Credit Concentration
The following provides further details on the consolidated balance sheet accounts of accounts receivable, contract assets and contract liabilities.
Accounts Receivable
The Company is party to non-recourse financing arrangements in the ordinary course of business, under which certain receivables are settled with the customer's bank in return for a nominal fee. Discount charges related to these arrangements which are included in "Interest expense" on the consolidated statements of operations and comprehensive loss were not material in all periods presented.
Contract Assets and Liabilities
Contract assets represent our right to consideration from our customers when such right is conditioned on something other than the passage of time. Contract assets, which primarily consist of retainage (an agreed-upon portion of billed amounts not expected to be collected until the projects have been completed), were not material at December 31, 2022 and 2021. Our accounts receivable represent unconditional rights to consideration, including unbilled revenues for the estimated value of unbilled work for projects with performance obligations recognized over time.
Contract liabilities primarily represent advanced billing and payment received in excess of revenues recognized and before our performance obligations have been satisfied. Contract liabilities were $24,094 thousand and $14,773 thousand at December 31, 2022 and 2021, respectively. The amount of revenue recognized for the years ended December 31, 2022 and 2021 that was previously included in contract liabilities at the beginning of the period was $12,610 thousand and $13,747 thousand, respectively.

Customer Credit Concentration
Customers whose accounts receivable exceeded 10% of total gross accounts receivable were as follows (in thousands):

	December 31,
	2022		2021
	Amounts	% of Total	Amounts	% of Total
AT&T	$76,816	30.7%	$56,280	27.1%
Verizon	56,551	22.6%	50,218	24.2%
T-Mobile	36,663	14.6%	35,756	17.2%
Total	$170,030	67.9%	$142,254	68.5%

Allowance for Doubtful Accounts
The following table summarizes the changes in the Company's allowance for doubtful accounts (in thousands):

	December 31,
	2022	2021
Balance at beginning of year	$5,614	$3,933
Charged to expense	8,533	1,867
Deductions for uncollectible receivables written off	(8,739)	(186)
Balance at end of year	$5,408	$5,614

Note 7.    Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill by reportable segment is as follows (in thousands):

	Renewables and Recovery Logistics	Telecom	Total
Goodwill as of January 1, 2021	$13,598	$44,924	$58,522
Additions from acquisitions (Note 4)	8,082	14,606	22,688
Impairment loss	—	(52,487)	(52,487)
Goodwill as of December 31, 2021 (a)	$21,680	$7,043	$28,723
Impairment loss	(8,082)	(6,078)	(14,160)
Measurement period adjustments, net	—	(70)	(70)
Goodwill as of December 31, 2022 (a)	$13,598	$895	$14,493
__________________________________

(a)
The Company accumulated impairment charges of $6,078 thousand and $52,487 thousand at December 31, 2022 and 2021 in the Telecom segment. We recognized $8,082 thousand of accumulated impairment charges at December 31, 2022 within the Renewables and Recovery Logistics segment.

Factors considered by management in determining the reporting units for which quantitative assessments were performed included the sustained environment of operational losses, the decrease in market capitalization and the impairment in 2021. We completed quantitative assessments and determined that the carrying value exceeded the fair value of two of our reporting units in 2022 within our Telecom and Renewables and Recovery Logistics segments, and one reporting unit within the Telecom segment during 2021.

The Company identified a material weakness related to its’s process for performing interim impairment trigger analyses. In the third quarter 2022, the Company concluded that there was substantial doubt it would have sufficient funds to meet its obligations within one year from the date the consolidated financial statements were issued, and as a result, disclosed there was substantial doubt about the Company’s ability to continue as a going concern in its third quarter 2022 Form 10-Q. The Company did not consider the implications of the going concern conclusion when assessing whether events or circumstances existed that would suggest it was more likely than not that an impairment exists. In the fourth quarter of 2022, in conjunction with performing its annual goodwill impairment assessment on October 2, 2022, the Company recorded an out-of-period non-cash goodwill impairment charge of $14,160 thousand. Had the Company performed an interim impairment trigger analysis in the third quarter 2022, the goodwill impairment charge would have been recorded in the third quarter financial statements for the period-ended October 1, 2022. The net loss reported in the Company's previously filed unaudited third quarter 2022 Form 10-Q was $6,920 thousand (unaudited) for the three months ended and $73,116 thousand (unaudited) year to date; however, had the goodwill impairment charge been recorded in the third quarter 2022, the net loss would have been $21,080 thousand (unaudited) for the three months ended and $87,276 thousand (unaudited) year to date. The basic net loss per share reported in the previously filed unaudited third quarter 2022 Form 10-Q was $0.13 (unaudited) for the three month ended and $0.81 (unaudited) year to date; however had the goodwill impairment charge been recorded in the third quarter 2022, the basic net loss per share would have been $0.39 (unaudited) for the three months ended and $1.07 (unaudited) year to date.
In 2022, the Company recorded goodwill impairment charges for two reporting units, one within the Telecom segment and one within the Renewable and Recovery Logistics segment. Within the Telecom segment, the Company recorded a goodwill impairment charge of $6,078 thousand associated with its Concurrent business, primarily due to lower forecasted operating margins which adversely impacted operating cash flows. Within the Renewable and Recovery Logistics segment, the Company recorded a goodwill impairment charge of $8,082 thousand associated with its FNS business. The impairment in FNS was primarily due to reduced customer demand which led to lower volumes from a key customer, which adversely impacted the projected operating cash flows.
In the fourth quarter of 2021, the Company recorded a goodwill impairment charge of $52,487 thousand, which was due to a decrease to the future discounted cash flows for one of our reporting units within our Telecom segment, which resulted in a carrying value in excess of its estimated fair value. This decrease was attributable to a significant wind down of a large customer program, delays resulting from spectrum auctions impacting build plans, and, to a lesser degree, impacts of the COVID-19 pandemic.
The goodwill impairment charges did not affect the Company's compliance with its financial covenants and conditions under its ABL Credit Agreement. The estimated fair value of the Company's remaining reporting units exceeded their carrying values.
Intangible Assets
Intangible assets consisted of the following (in thousands):

	December 31, 2022
	Weighted Average Remaining Useful Life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	8.8	$424,260	$(133,535)	$290,725
Trademarks and trade names	9.3	59,969	(29,008)	30,961
		$484,229	$(162,543)	$321,686

	December 31, 2021
	Weighted Average Remaining Useful Life	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	9.5	$424,560	$(98,307)	$326,253
Trademarks and trade names	9.5	59,969	(22,048)	37,921
		$484,529	$(120,355)	$364,174

Amortization expense of intangible assets was $42,187 thousand and $39,453 thousand for the years ended December 31, 2022 and 2021, respectively.
The following table provides estimated future amortization expense related to the intangible assets (in thousands):

Years ending December 31:
2023	$40,827
2024	38,778
2025	37,786
2026	37,087
2027	35,522
Thereafter	131,686
$321,686
Note 8.    Debt and Financing Lease Obligations
Convertible notes — related party: On June 16, 2021, the Company issued a convertible note (“Convertible Note – Related Party – June 2021”) in the aggregate principal amount of $30,568 thousand to BCP QualTek II LLC, an affiliate of its majority member, in exchange for the 25,000 outstanding Preferred Class B Units (Preferred Units) and the associated accumulated preferred return. The Convertible Note – Related Party - June 2021 converted under its mandatory conversion provision, as defined in the agreement, upon the consummation of the Business Combination on February 14, 2022, as noted in Note 1-Nature of Business and Summary of Significant Accounting Policies.
Convertible notes — June 2021: On June 16, 2021, the Company issued convertible promissory notes (the “Convertible Notes — June 2021”) with an aggregate principal amount of $44,400 thousand. The Convertible Notes – June 2021 did not require interest to be accrued or payable and did not have a fixed maturity date. The Convertible Notes – June 2021 converted under its mandatory conversion provision, as defined in the agreement, upon the consummation of the Business Combination on February 14, 2022 (See Note 1-Nature of Business and Summary of Significant Accounting Policies). There was a beneficial conversion feature of $12,270 thousand related to the Convertible Notes – June 2021 that was amortized over the life of the notes, using the effective interest method.
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
Line of credit: The Company, through its wholly-owned subsidiaries, has an ABL Credit Agreement with PNC. Under the ABL Credit Agreement, the Company has available an aggregate revolving credit facility, including a swingline subfacility and a letter of credit subfacility, in the amount of $103,500 thousand, for working capital needs and general corporate purposes. Interest on the outstanding principal amount, payable in arrears monthly, is based on either an elected Base Rate plus an applicable margin, or an adjusted Eurodollar rate, plus an applicable margin, as defined in the agreement.
On January 28, 2022, the Company executed an amendment to the ABL Credit Agreement to temporarily increase the maximum availability of the revolving credit facility to the amount of $115,000 thousand until February 15, 2022. On February 14, 2022, the maximum availability was automatically reduced to the amount of $103,500 thousand. In connection with the Business Combination, on February 14, 2022, the Company repaid $73,000 thousand of debt associated with the line of credit.
On May 13, 2022, the Company executed an amendment to the ABL Credit Agreement that extended the maturity date by two years from July 18, 2023 to July 17, 2025 and clarified certain provisions to exclude the payment of the earn-out obligations made in February 2022 from the proceeds from the Business Combination in the calculation of the Consolidated Fixed Charges Coverage Ratio. Funds borrowed under the ABL Credit Agreement are classified as long-term debt.

On September 19, 2022, the Company executed an amendment to the ABL Credit Agreement that increased the aggregate maximum revolving credit commitments to $130,000 thousand from September 15 through December 31 of each year (the “Seasonal Increase Period”). The aggregate revolving commitments from January 1 through September 14 of each year will remain at $103,500 thousand. The amendment provides for a 0.50% increase in the applicable margin during the Seasonal Increase Period and a 0.25% increase in the applicable margin for all other time periods. All other terms of the ABL Credit Agreement, including the maturity date, remained the same.
On November 11, 2022, the Company through its wholly-owned subsidiaries QualTek Buyer, LLC and QualTek LLC, entered into the Ninth Amendment and Waiver to ABL Credit and Guaranty Agreement. Interest on the principal amounts outstanding under the amended ABL Credit Agreement, payable in arrears monthly, was based on either an elected Base Rate plus an applicable margin, or an adjusted Eurodollar rate, plus an applicable margin, as defined in the agreement (the “Applicable Margin”). The Ninth Amendment provided for a 0.50% increase in the Applicable Margin for all time periods provided for in the amended ABL Credit Agreement. In addition, the Ninth Amendment revised the fixed charge coverage ratio covenant to require the borrower's compliance with the fixed charge coverage ratio at the end of every fiscal quarter. Further, PNC prospectively waived the fixed charge coverage ratio covenant for the third quarter 2022 under the ABL Credit Agreement.
On December 23, 2022, the Company executed the Tenth Amendment to the ABL Credit Agreement which revised the aggregate revolving commitment amounts available under the ABL Credit Agreement, such that $130,000 thousand was to be available until June 30, 2023, $120,000 thousand was to be available from July 1, 2023 through December 31, 2023, and $103,500 thousand will be available thereafter. The Tenth Amendment provides that from the date of the Tenth Amendment through December 31, 2023, the Applicable Margin shall be 3.00% for Base Rate loans and 4.00% for Bloomberg Short Term Bank Yield (BSBY) Rate loans and, on and after January 1, 2024, 2.75% for Base Rate loans and 3.75% for BSBY Rate loans. The interest rate under the ABL Credit Agreement as of December 31, 2022 was 10.50%.
The Company’s ability to borrow under the ABL Facility is subject to periodic borrowing base determinations. The borrowing base consists primarily of certain eligible accounts receivable and eligible inventory. The Tenth Amendment modified the cap on the amount of eligible unbilled accounts receivable included in the borrowing base from 75% to 50% of the aggregate borrowing base beginning on September 1, 2023. The Tenth Amendment also amended the fixed charge coverage ratio covenant such that the Company will not need to comply with such covenant until the first quarter of 2024. In addition, the Tenth Amendment added a new financial covenant applicable starting with the fourth quarter 2022 through the fourth quarter 2023, which requires a minimum Consolidated Adjusted EBITDA (as defined in the ABL Credit Agreement) level that the Company must maintain for each of the aforementioned fiscal quarters, as further detailed in the Amendment.
The Company is required to make mandatory prepayments (i) when aggregate principal exceed the maximum revolving credit commitments or the applicable borrowing base and (ii) during a cash dominion period, which occurs if (a) the availability under the ABL Credit Agreement is less than the greater of (i) $9,750 thousand and (ii) 15% of the lesser of (x) the maximum revolving credit commitments and (y) the borrowing base, for five consecutive business days or (b) certain events of default have occurred and are continuing.
Standby letters of credit totaling $5,903 thousand, issued for our insurance carriers and in support of performance under certain contracts, were outstanding and the borrowing capacity available under the ABL Facility was approximately $33,477 thousand as of December 31, 2022.
As a result of the Company not making an interest payment of $3,700 thousand due on March 15, 2023 associated with the 2027 Convertible Notes, an event of default has occurred on the ABL Facility. As a result of the event of default, the lenders under the ABL Facility can accelerate the repayment of the outstanding borrowings thereunder and exercise other rights and remedies that they have under applicable laws. Currently, the Company has not received any notices of acceleration. See subsequent events section below for further details.
Term loan: The Company has a Senior Secured Term Credit and Guaranty Agreement (“Term Loan”) with Citibank as the administrative agent for $380,000 thousand. On a quarterly basis, principal payments of $2,391 thousand plus interest are due with all unpaid principal and interest due at maturity on July 17, 2025. As a result of the Company not making an interest payment of $3,700 thousand due on March 15, 2023 associated with the 2027 Convertible Notes, an event of default has occurred on the Term Loan Facility. As a result of the event of default, the lenders under the 2027 can accelerate the repayment of the outstanding borrowings thereunder and exercise other rights and remedies that they have under applicable laws. Currently, the Company has not received any notices of acceleration. See subsequent events section below for further details. The Term Loan interest is payable either monthly or quarterly, in arrears, based on the Company’s interest election. The Company may elect either a Base Rate plus an applicable rate (12.75% at December 31, 2022), or an adjusted Eurodollar rate, plus an applicable rate (10.66% at December 31, 2022), as defined in the agreement. The Term Loan agreement requires an excess cash calculation, as defined in the agreement, which could result in additional required principal payments on the loan. There were no excess cash principal payments due December 31, 2022.
Acquisition debt: Acquisition debt consists of deferred purchase price due to the sellers in the Recovery Logistics, Inc., Vertical Limit LLC, Vinculums Services, LLC, and Concurrent acquisitions. The acquisition debt was paid in full with proceeds from the Business Combination on February 14, 2022 (see Note 1 - Nature of Business and Summary of Significant Accounting Policies).
Senior Unsecured Convertible Notes: In connection with the Business Combination, on February 14, 2022, the Company entered into an Indenture with Wilmington Trust, National Association (the “Trustee”) where the Company has issued the 2027 Convertible Notes due February 15, 2027, in an aggregate principal amount of $124,685 thousand, receiving $122,191 thousand in net cash proceeds. As a result of the event of default, the trustee under the Convertible Notes or holders of 25% in aggregate principal amount of the outstanding Convertible Notes may declare the principal of, premium, if any, on and accrued and unpaid interest on, the Convertible Notes to be due and payable immediately, which would require the Company to pay approximately $130 million immediately. Currently, the Company has not received any notices of acceleration. See subsequent events section below for further details. The 2027 Convertible Notes have an original issue discount of $2,494 thousand. Further, $6,384 thousand in debt issuance costs were incurred. The total of $8,878 thousand recorded as debt discount is being amortized using the effective interest method through the maturity dates of the 2027 Convertible Notes. The 2027 Convertible Notes provide for an interest rate that is set quarterly based on gross leverage with a minimum interest rate of 9.50% per annum and up to a maximum of 11.75% per annum, with an additional interest of 2.00% per annum upon the occurrence of an event of default (as defined in the Indenture). Interest became payable on a quarterly basis commencing on June 15, 2022. For the year ended December 31, 2022, the Company recorded interest expense of $12,891 thousand related to the 2027 Convertible Notes. As of December 31, 2022, the 2027 Convertible Notes are presented net of a debt discount of $7,324 thousand on the consolidated balance sheet with accretion of $1,554 thousand.
Subject to and upon compliance with the provisions of the Indenture, each holder of a 2027 Convertible Note is provided with the right, at such holder’s option, to convert all or any portion (if the portion to be converted is $1 thousand principal amount or an integral multiple thereof) of such 2027 Convertible Note at any time prior to the close of business on the second scheduled trading day immediately preceding February 15, 2027, at an initial conversion rate of 100 shares of the Company’s Class A common stock, which is equal to an initial conversion price of $10.00 per share (subject to adjustment as provided in the Indenture) per $1 thousand principal amount of the 2027 Convertible Note. If a fundamental change, such as suspension or delisting of our common stock or the commencement of delisting proceedings (as defined in the Indenture), occurs prior to February 15, 2027, holders of the 2027 Convertible Notes will have the right to require the Company to repurchase all or any portion of their 2027 Convertible Notes in principal amounts of $1 thousand or an integral multiple thereof, at a repurchase price equal to the principal amount of the 2027 Convertible Notes to be repurchased, plus accrued and unpaid interest.
The Convertible Notes may be converted by the Company any time after the two-year anniversary of the Closing of the Business Combination on February 14, 2022 (the “Company Forced Conversion Date”) subject to the following conditions: (i) the Company’s share price trading at or above $14.00 per share for 20 out of any 30 consecutive trading days after the Company Forced Conversion Date; (ii) the holders receive a make-whole payment in the form of cash or additional shares at the time of such conversion; (iii) the 60-day average daily trading volume ending on the last trading day of the applicable exercise period being greater than or equal to $15,000 thousand; (iv) the conversion of the Convertible Notes being made on a pro-rata basis across all Convertible Note investors; and (v) the conversion of the Convertible Notes, together with all previously converted Convertible Notes, resulting in no more than 20.00% of the free float of the Company’s Class A Common Stock.
The Company determined that there was no derivative liability associated with the 2027 Convertible Notes under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity on the consolidated balance sheets. As the conversion features would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at December 31, 2022, the conversion feature does not meet derivative classification.

The 2027 Convertible Notes have customary anti-dilution protections and customary negative covenants, including limitations on indebtedness, restricted payments, and permitted investments. As of December 31, 2022, the Company was in compliance with the covenants under the Indenture.
Nasdaq Notice: On January 3, 2023, we received a written notice from Nasdaq indicating that, for the last 30 consecutive business days prior to the date of the written notice, the market value of our listed securities (the “MVLS”) has been below the minimum requirement of $35,000 thousand for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(2). Subsequently, on January 5, 2023, we received an additional deficiency notification letter from the Listing Qualifications Staff of Nasdaq indicating that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2) because the bid price for the Company’s common stock had closed below $1.00 per share for the previous 30 consecutive business days prior to the date of the written notice. If we are unable to regain compliance with either requirement, this could result in the holders of the 2027 Convertible Notes requiring us to repurchase their 2027 Convertible Notes, for which we may not have enough available cash or be able to obtain financing. There can be no assurance that we will regain compliance with either requirement.
On April 18, 2023, we received a written notice from Nasdaq stating that because the Company has not yet filed its Form 10-K (the “Form 10-K”), the Company is no longer in compliance with Nasdaq Listing Rule 5250(c)(1), which requires listed companies to timely file all required periodic financial reports with the Securities and Exchange Commission (the “SEC”). This notification has no immediate effect on the listing of the Company’s shares on Nasdaq. However, if the Company fails to timely regain compliance with the Nasdaq Listing Rule, the Company’s common stock will be subject to delisting from Nasdaq. Under Nasdaq rules, the Company has 60 calendar days to submit to Nasdaq a plan to regain compliance with the Nasdaq Listing Rule. If Nasdaq accepts the Company’s plan, then Nasdaq may grant the Company up to 180 days from the prescribed due date for filing the Form 10-K to regain compliance. If Nasdaq does not accept the Company’s plan, then the Company will have the opportunity to appeal that decision to a Nasdaq Hearings Panel.
Debt outstanding was as follows (in thousands):

	December 31,
Current Maturities:	2022	2021
Current maturities of long-term debt, net of deferred financing costs (1)(2)	$543,404	$115,224
Current portion of financing lease obligations	13,022	12,151
Current portion of long-term debt and financing lease obligations, net of deferred financing costs	$556,426	$127,375
Long-term borrowings:
Line of credit	$—	$87,633
Term loan	—	351,481
Acquisition debt	—	34,718
Convertible notes – related party	—	30,567
Convertible notes – June 2021	—	44,400
Less: current maturities of long-term debt	—	(115,224)
Less: unamortized financing fees	—	(11,354)
Less: convertible debt discount	—	(3,408)
Long-term debt, net of current portion	$—	$418,813
Lease obligations:
Financing lease obligations	$35,897	$32,002
Less: current portion of financing lease obligations	(13,022)	(12,151)
Lease obligations, net of current portion	22,875	19,851
Total long-term borrowings	$22,875	$438,664

(1)
The current maturities of long-term debt, net of deferred financing costs and convertible debt discount, consist of the Line of Credit of $91,665 thousand, the Term Loan of $334,378 thousand, the 2027 Convertible Notes of $117,361 thousand.

(2)
The current maturities of long-term debt for the years ended December 31, 2022 and December 31, 2021 is net of deferred financing costs and convertible debt discount of $15,007 thousand and $4,024 thousand, respectively.

The scheduled principal repayments of the Company's long-term debt and financing lease obligations for the next five years ending December 31 and thereafter are as follows (in thousands):

	Line of credit	Term loan	Convertible notes	Finance Lease obligations	Total
2023	$91,809	$341,917	$124,685	$13,022	$571,433
2024	—	—	—	10,442	10,442
2025	—	—	—	7,762	7,762
2026	—	—	—	4,383	4,383
2027	—	—	—	288	288
Thereafter	—	—	—	—	—
Total	$91,809	$341,917	$124,685	$35,897	$594,308

Subsequent Events: Subsequent to December 31, 2022, on March 16, 2023, the Company, through its wholly-owned subsidiaries QualTek Buyer, LLC and QualTek LLC, entered into an amendment to each of (i) the Term Loan Credit Agreement among QualTek Buyer, LLC, QualTek LLC, certain subsidiaries of QualTek LLC and Citibank, N.A., as administrative agent and collateral agent (the “Term Loan Amendment”) and (ii) the ABL Credit Agreement among QualTek Buyer, LLC, QualTek LLC, certain subsidiaries of QualTek LLC and PNC Bank, National Association, as administrative agent and collateral agent (the “ABL Amendment”).
The Term Loan Amendment provides for $55,000 thousand of immediately available new money incremental term loans under the Term Loan Credit Agreement. On March 16, 2023, the Company borrowed the full $55,000 thousand of new money incremental term loans. The Term Loan Amendment also provides for $20,000 thousand of additional new money incremental term loans under the Term Loan Credit Agreement, subject to the satisfaction of certain conditions precedent.
Each of the lenders providing the new money incremental term loans, and existing term lenders who agree to take new money incremental term loans by assignment after the closing date and participate in the reallocation process, will be entitled to receive rollover loans structured as a new facility of term loans under the Term Loan Credit Agreement. Pursuant to the payment waterfall, the new money incremental term loans will be senior to the rollover loans, and the rollover loans will be senior to the existing term loans. The interest rate on the new money incremental term loans will be the secured overnight financing rate (“SOFR”) plus 12.00%, with a minimum cash pay requirement of SOFR plus 1.00% and the remainder to be paid-in-kind. The maturity date on the new money incremental term loans will be June 15, 2024. The Term Loan Amendment also implements modifications to certain affirmative covenants, negative covenants and events of default and certain other amendments. Modifications to affirmative covenants include furnishing information regarding the Company’s ABL Facility, providing budgetary reports with variance analysis, weekly status updates and achievement of contractual milestones. Negative covenant modifications include a reduction in the outstanding indebtedness and the addition of maintaining a minimum liquidity. The interest rate and maturity date of the rollover loans will remain consistent with the existing term loans.
The ABL Amendment provides for a reduction in the aggregate commitment from $130,000 thousand to $105,000 thousand, a modification of the interest rate to SOFR plus 5.00% and a modification of the maturity date of the ABL facility to be June 16, 2024. The ABL Amendment will also implement modifications to certain of the affirmative covenants, negative covenants and events of default.
Additionally, on March 15, 2023, the Company did not make an interest payment of approximately $3,700 thousand due on its 2027 Convertible Notes. The Company had a 30-day grace period, or until April 14, 2023, to make the interest payment. The Company has not made the interest payment, and, as a result, an event of default has occurred under the Indenture, the ABL Credit Agreement and the Term Loan Credit Agreement. Pursuant to the Indenture, upon an event of default, the trustee under the 2027 Convertible Notes or holders of 25% in aggregate principal amount of the outstanding 2027

Convertible Notes may declare the principal of, premium, if any, on and accrued and unpaid interest on, the 2027 Convertible Notes to be due and payable immediately, which would require the Company to pay approximately $130,000 thousand immediately. In addition, pursuant to each of the ABL Credit Agreement and the Term Loan Credit Agreement, upon an event of default, the lenders under such facilities can accelerate the repayment of the outstanding borrowings thereunder and exercise other rights and remedies that they have under applicable laws. The Company has not received any notices of acceleration as of the date hereof.
The Company has entered into a forbearance agreement with holders of approximately 72% of the aggregate principal amount of the outstanding 2027 Convertible Notes (the “Forbearing Holders”), pursuant to which the Forbearing Holders have agreed to (i) forbear from exercising any of their rights and remedies, including with respect to an acceleration, under the Indenture or applicable law with respect to any default or any event of default arising under the Indenture relating to or as a proximate result of the Company’s failure to pay interest on the 2027 Convertible Notes on March 15, 2023 or during the subsequent 30-day grace period and (ii) exercise their rights pursuant to the Indenture to direct the trustee to forbear from exercising any remedy available to the trustee or exercising any trust or power conferred upon the trustee with respect to such defaults or events of default, in each case during the period commencing on April 24, 2023 and ending upon the earliest to occur of (a) 11:59 p.m. (New York City time) on May 15, 2023, (b) the occurrence of any event of default other than the defaults and events of default specified above, (c) payment of interest that was due March 15, 2023 to each Forbearing Holder, (d) the Company’s failure to pay any amounts owed to certain of the Forbearing Holders’ advisors, (e) an event of default, acceleration, or similar event in connection with any of the Company’s funded and/or revolving indebtedness, provided that the Company has not entered into a forbearance or similar agreement with respect to the foregoing clause (e), and (f) any borrowing or further extension of credit under the Company’s term loan facility, any provision of additional collateral to or for the benefit of the lenders under such term loan facility or any other lenders, agents, trustees or other parties under any credit facility or any other financing or similar instrument, or entry into any other non-ordinary course financing or similar transaction or any material asset disposition, in each case without the express written consent of the Forbearing Holders.
The Company has entered into a forbearance agreement with the administrative agent and lenders (the “ABL Forbearing Holders”) under the ABL Credit Agreement, dated as of July 18, 2018 (as amended, supplemented or otherwise modified from time to time, the “ABL Credit Agreement”), pursuant to which the ABL Forbearing Holders have agreed to forbear from exercising any of their rights and remedies, including with respect to an acceleration, in respect of a cross-payment event of default arising under Section 8.1(b)(i) of the ABL Credit Agreement and any event of default that may arise under Section 8.1(e)(ii) of the ABL Credit Agreement as a result of our failure to deliver an unqualified audit report (a report not containing an explanatory paragraph regarding “going concern”) with respect to our financial statements for the fiscal year ended December 31, 2022, among other changes and forbearances, including a reduction in the aggregate commitment from $105,000 thousand to $90,000 thousand. The forbearance period shall expire on the earliest of: (i) May 15, 2023, (ii) the time at which any of the representations and warranties in the forbearance agreement is inaccurate in any material respect or any covenant is breached in any material respect, (iii) the occurrence of any other default or event of default under the ABL Credit Agreement or (iv) the trustee under the 2027 Convertible Notes exercises any remedy under the Indenture.
The Company has entered into a limited waiver agreement with the administrative agent and required lenders (the “Term Loan Waiving Holders”) under the Term Loan Credit Agreement, dated as of July 18, 2018 (as amended, supplemented or otherwise modified from time to time, the “Term Loan Credit Agreement”), pursuant to which the Term Loan Waiving Holders have agreed to waive certain defaults, including with respect to an acceleration, due to a cross-payment event of default under Section 8.1(b)(i) of the Term Loan Credit Agreement and any event of default that may arise under Section 8.1(e)(ii) of the Term Loan Credit Agreement as a result of our failure to deliver an unqualified audit report (a report not containing an explanatory paragraph regarding “going concern”) with respect to our financial statements for the fiscal year ended December 31, 2022, among other changes and waivers that will allow the Company to request additional borrowings in the form of new money incremental term loans in an amount of up to $20,000 thousand, subject to the approval of the Required Lenders (as defined in the Term Loan Credit Agreement). The waiver period shall expire on the earliest of: (i) May 15, 2023, (ii) the time at which any of the representations and warranties in the limited waiver agreement is inaccurate in any material respect or any covenant is breached in any material respect, (iii) the occurrence of any other default or event of default under the Term Loan Credit Agreement or (iv) the trustee under the 2027 Convertible Notes exercises any remedy under the Indenture.
Due to the substantial doubt about the Company's ability to continue as a going concern, and the Company's default in March 2023 under the indenture that governs the Company's senior unsecured convertible notes, as of December 31, 2022, the Company has reclassified $548,847 thousand of its outstanding debt from long-term to current. We will likely choose or need to obtain alternative sources of capital or otherwise meet our liquidity needs and/or restructure our existing indebtedness through the protections available under applicable bankruptcy or insolvency laws, including Chapter 11 of the U.S. Bankruptcy Code. Holders of our Class A Common Stock will likely not receive any value or payments in a restructuring or similar transaction.
Note 9.    Warrants
Prior to the Business Combination, ROCR issued 2,875 thousand Public Warrants and 102 thousand Private Placement Warrants (collectively, the “Warrants”). Upon the closing of the Business Combination, the Company assumed the Warrants. The Public Warrants became exercisable on 30 days after the completion of the Business Combination (see Note 10 - Fair Value Measurements). No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of Class A Common Stock issuable upon exercise of the warrants and a current prospectus relating to such shares of Class A Common Stock. Notwithstanding the foregoing, during any period when the Company shall have failed to maintain an effective registration statement, warrant holders may exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. The warrants will expire five years from the closing of the Business Combination.
Once the warrants become exercisable, the Company may redeem the Public Warrants:
–in whole and not in part;
–at a price of $0.01 per warrant;
–at any time after the warrants become exercisable;
–upon not less than 30 days’ prior written notice of redemption to each warrant holder;
–if, and only if, the reported last sale price of the shares of Class A Common Stock equals or exceeds $18.00 per share, for any 20 trading days within a 30-day trading period commencing after the warrants become exercisable and ending on the third business day prior to the notice of redemption to warrant holders; and
–if, and only if, there is a current registration statement in effect with respect to the shares of Class A Common Stock underlying such warrants at the time of redemption and for the entire 30 days trading period referred to above and continuing each day thereafter until the date of redemption.
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
Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels during the years ended December 31, 2022 and 2021.
Acquisition-related contingent consideration is measured at fair value on a recurring basis using unobservable inputs such as projections of financial results and cash flows for the acquired businesses and a discount factor based on the weighted average cost of capital which fall within Level 3 of the fair value hierarchy.
As a result of the Business Combination, the Company issued Private Placement Warrants and Public Warrants. The Private Placement Warrants are substantially similar to the Public Warrants, but not directly traded or quoted on an active market and not subject to the redemption right under certain circumstances (see Note 9-Warrants). The Private Placement Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within other non-current liabilities on the accompanying consolidated balance sheet. As of the Closing Date and December 31, 2022, the Private Placement Warrants were valued using a Black-Scholes call option model. The Black-Scholes call option model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the Public Warrants implied volatility adjusted for the redemption feature, which is considered to be a Level 3 fair value measurement.
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial liabilities that are measured at fair value on a recurring basis at December 31, 2022 and 2021 and the related activities for the years ended December 31, 2022 and 2021.

	Fair Value at December 31, 2022
	Carrying Value	Level 1	Level 2	Level 3
Financial liabilities
Contingent consideration (1)	$5,200	$—	$—	$5,200
Warrant liability (1)	77	—	—	77
	$5,277	$—	$—	$5,277

	Fair Value at December 31, 2021
	Carrying Value	Level 1	Level 2	Level 3
Financial liabilities
Contingent consideration	$30,756	$—	$—	$30,756
	$30,756	$—	$—	$30,756

(1) Included in "Other non-current liabilities" on the consolidated balance sheets.
The following table sets forth a summary of the changes in fair value of the Company’s Level 3 financial liabilities:

	Warrant liability	Contingent consideration
January 1, 2021	—	18,129
Acquisitions (see Note 4)	—	26,202
Accretion	—	1,205
Change in fair value	—	(4,780)
Reclassification to acquisition debt	—	(10,000)
December 31, 2021	$—	$30,756
Assumption of private placement warrants in Business Combination	77	—
Accretion	—	1,440
Reclassification to short term debt	—	(7,498)
Change in fair value	—	(19,498)
December 31, 2022	77	5,200

Note 11.    Equity
Prior to the Business Combination (see Note 1-Nature of Business and Summary of Significant Accounting Policies), profits and losses of the Company are allocated to the Members in accordance with the BCP QualTek Holdco, LLC Agreement (“HoldCo LLC Agreement”), as amended and restated on October 4, 2019. Distributions made by the Company are based on the HoldCo LLC agreement.
Preferred equity: On October 4, 2019, an affiliate of the Company’s majority member, BCP QualTek II LLC, contributed $25,000 thousand in exchange for 25,000 Preferred Units, as defined in the Holdco LLC Agreement. The Preferred Units had a liquidation preference equal to the initial price per unit of $1,000 plus a preferred return accrued through the date of liquidation of 12.00% per annum, compounding quarterly, as defined in the Holdco LLC Agreement. The Preferred Units had a perpetual term, with no fixed maturity date and no voting rights. The Company had the right to redeem any or all of the Preferred Units, including the accrued return, at any time. The Preferred Units were not convertible or exchangeable with any of the equity interest of the Company.
On June 16, 2021, the 25,000 Preferred Units and accumulated preferred return, which totaled $5,568 thousand was exchanged for the Convertible Note — Related Party — June 2021 (see Note 8-Debt and Financing Lease Obligations).
Profits interests: The Company granted certain Class P Units, as defined in the Holdco LLC Agreement, to certain employees and executives of the Company. The Class P Units would vest over five years, subject to certain criteria. All Class P Units vested immediately upon the sale of the Company on February 14, 2022, as defined in the Holdco LLC Agreement. Each Class P Unit entitled a participant to a residual profits interest payable after certain thresholds are met. Such profits are considered compensation expense for the Company, and the Company recognized a compensation expense of $6,711 thousand for the year ended December 31, 2022. All of the Class P Units were eliminated as of February 14, 2022, as described below.
Distributions: There were no tax distributions for the year ended December 31, 2022. Tax distributions to the majority members of $11,409 thousand were unpaid and are recorded in "Other non-current liabilities" on the consolidated balance sheets at December 31, 2021.
Immediately prior to the Business Combination, management made a non-cash discretionary distribution to effectively settle all existing Class P Units in exchange for Historical LLC Interests in QualTek HoldCo. In addition, as mentioned in Note 1 - Nature of Business and Summary of Significant Accounting Policies, per the Business Combination Agreement, QualTek HoldCo issued the Convertible Note – Related Party – June 2021 (see in Note 8-Debt and Financing Lease Obligations) in an aggregate principal amount of $30,568 thousand to BCP QualTek II, LLC in exchange for all the Preferred Class B units, which automatically converted into Common Units upon closing of the Business Combination. The post-Business Combination capital structure of QualTek Services Inc. are as follows.
QualTek Services Inc. Preferred Stock: The Company is authorized to issue 1 million shares of preferred stock with a par value of $0.0001 per share. At December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.
QualTek Services Inc. Class A common stock: The Company is authorized to issue 500 million shares of Class A Common Stock with a par value of $0.0001 per share. At December 31, 2022 and 2021, there were 27,805,659 and 11,923,941 shares issued and outstanding, respectively. Holders of Class A Common Stock are entitled to full economic rights, including the right to receive dividends when and if declared by the Board. Each holder of Class A Common Stock is entitled to one vote for each share of Class A Common Stock held. Upon liquidation of the Company, holders of Class A Common Stock are entitled to share ratably in all assets remaining after payment of debts and other liabilities.
QualTek Services Inc. Class B common stock: The Company is authorized to issue 500 million shares of Class B Common Stock with a par value of $0.0001 per share. At December 31, 2022 and 2021, there were 23,304,200 and 13,085,488 shares issued and outstanding, respectively. Holders of Class B Common Stock do not have economic rights but are entitled to one vote for each share of Class B Common Stock held. Upon liquidation of the Company, holders are not entitled to any assets remaining after payment of debts and other liabilities.
Holders of Class A Common Stock and Class B Common Stock vote as a single class on all matters requiring a shareholder vote.

Non-controlling Interests: QualTek Services Inc. is the sole managing member of QualTek HoldCo and consolidates the financial results of QualTek HoldCo. The non-controlling interests balance represents the economic interest in QualTek HoldCo held by the Flow-through Sellers. The following table summarizes the ownership of QualTek HoldCo as of December 31, 2022:

	Common Units	Ownership Percentage
Common Units held by QualTek Services Inc. (1)	25,530,724	52%
Common Units held by Flow-through Sellers	23,304,200	48%
Balance at end of period	48,834,924	100%

(1)	Earnouts related to QualTek Services Inc are contingently issuable shares where the underlying units are not issued, and as such the earnout amount is not included in the calculation of NCI.
Each Common Unit held through the Flow-Through Sellers corresponds to a share of Class B Common Stock. Common Unit holders share in QualTek HoldCo’s profits or loss and distributions on a pro rata basis. The Flow-through Sellers have the right to exchange their Common Units in QualTek HoldCo for shares of Class A Common Stock of QualTek Services Inc. on a one-to-one basis after the expiration of the Lock-Up Period (as defined in the Third Amended and Restated Limited Liability Company Agreement of QualTek HoldCo). In connection with the exercise of the exchange of the Common Units, the Flow-through Sellers will be required to surrender a number of shares of Class B Common Stock, which the Company will cancel for no consideration on a one-for-one basis with the number of Common Units so exchanged. For the year ended December 31, 2022, the Company converted 3,359 thousand QualTek HoldCo units and shares of Class B Common Stock of the Company into 3,359 thousand shares of Class A Common Stock of the Company after receiving requests for conversion from the holders thereof.
Public Warrants: In connection with the Business Combination, the Company assumed the Public Warrants which are recorded as a component of equity. At December 31, 2022, there were 2,875 thousand Public Warrants outstanding. See Note 9-Warrants for additional information.
Earnout Shares: As discussed in Note 1-Nature of Business and Summary of Significant Accounting Policies, the Company issued 2,275 thousand shares of Class A Common Stock (Blocker Owner Earnout Shares) and 3,836 thousand shares of Class B Common Stock (Earnout Voting Shares) that are subject to certain restriction on transfer and voting and potential forfeiture pending the achievement of the earnout targets. Blocker Owner Earnout Shares are entitled to receive, ratably with the other outstanding shares of Class A Common Stock, dividends, and other distributions prior to vesting. Earnout Voting Shares have only voting rights and therefore are not entitled to receive any distributions. Each Earnout Voting Share has a corresponding Common Unit of QualTek HoldCo which is subject to the same vesting conditions. At December 31, 2022, the earnout targets have not been achieved and all Earnout Shares are unvested.
Note 12.    Stock-Based Compensation
Long-term Incentive Plan
The Company's Long-term Incentive Plan (LTIP) allows for the award of equity incentives, including stock options, restricted shares, performance awards, stock appreciation rights, other share-based awards and other cash-based awards to certain employees, directors, officers, or consultants to the Company or its subsidiaries. As of December 31, 2022, there were 1.8 million shares of Class A Common Stock available for future grant under the Plan. The number of shares of Class A common stock reserved for issuance under the 2022 Plan will automatically increase on January 1st each year, starting on January 1, 2023 and continuing through January 1, 2032, by the lesser of (a) the lesser of (i) two percent (2%) of the total number of shares of the Company’s Class A Common Stock and Class B Common Stock outstanding on December 31st of the immediately preceding calendar year and (ii) such number of shares of Class A Common Stock that would result in the number of shares of Class A Common Stock reserved being equal to 15% of the aggregate number of shares of Class A Common Stock and Class B Common Stock outstanding as of the final day of the immediately preceding calendar year, and (b) a lesser number determined by the Company’s Board of Directors prior to the applicable January 1st. There was not a similar plan in 2021.

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
During the year ended December 31, 2022, the Company granted stock options for 6.8 million shares of Class A Common Stock under the LTIP, with an aggregate grant date fair value of $8,445 thousand.
On February 14, 2022, the Company granted 5.2 million stock options of which $900 thousand vested immediately on the grant date. During the year ended December 31, 2022, primarily as a result of the accelerated vesting associated with the February 14, 2022 grant, 718,404 stock options vested and the total fair value of stock options vested was $1,041 thousand. There were no stock options exercised during the year ended December 31, 2022.
As of December 31, 2022, 4.9 million outstanding stock options were unvested, which had a weighted average grant date fair value of $1.24. A summary of option activity under the stock option plan as of December 31, 2022, and changes during the year ended is presented below. There were no stock options outstanding as of December 31, 2021.

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2022	—	—
Granted	6,831,789	$6.20
Exercised	—	—
Forfeited or expired	(1,172,154)	$7.50
Cancelled	(27,625)	$7.50
Outstanding at December 31, 2022	5,632,010	$5.92	5.62	—
Exercisable at December 31, 2022	718,404	$7.50	5.50	—
The assumptions used to calculate our weighed average grant date fair value of $1.24 per share follows the Black Scholes methodology. See below for the inputs used:

Black-Scholes inputs
Expected term (in years)	5.71
Annualized volatility	157.5%
Risk-free-rate	3.7%
Expected dividends	—%
The following table summarizes stock-based compensation expense recognized in the consolidated statements of operations (in thousands):

For the Year Ended
December 31, 2022
Cost of revenue	$214
General and administrative expenses	1,712
Total	$1,926

Absent the effect of forfeiture of stock compensation cost for any departures of employees, the following tables summarize the unrecognized compensation cost, the weighted average period the cost is expected to be amortized, and the estimated annual compensation cost for the future periods indicated below (excludes any future award) (in thousands):

	Unrecognized Compensation Cost	Weighted Average Remaining Period to be Recognized (in Years)
	December 31, 2022	December 31, 2022
Stock options	$4,820	3.0

	Total Unrecognized Compensation Cost
	Total	2023	2024	2025	2026 and beyond
Stock options	$4,820	$1,668	$1,485	$1,429	$238

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
The tax effects of temporary differences and carryforwards which give rise to deferred tax assets and deferred tax liabilities are summarized as follows (in thousands):

	For the Year Ended
	December 31, 2022	December 31, 2021
Deferred income tax assets:
Tax receivable agreement	$—	$—
Partnership outside basis difference	28,023	—
Net operating losses and other tax attributes	33,194	12,756
Gross deferred tax assets	61,217	12,756
Valuation allowance	(61,217)	(12,756)
Deferred tax assets, net of valuation allowance	$—	$—
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
After assessing both positive and negative evidence to consider whether the existing deferred tax assets will be realized in a future period, the Company has recorded a full valuation allowance against its net deferred tax assets at December 31, 2022 and December 31, 2021, concluding that it is more-likely-than-not that these assets will not be realized.
As of December 31, 2022 and 2021, we had approximately $100,000 thousand and $51,900 thousand, respectively, of net operating loss (NOL) carry forwards available to offset future federal taxable income, all of which can be carried forward indefinitely. As of December 31, 2022 and 2021, we had approximately $91,700 thousand and $43,600 thousand, respectively, of NOL carryforwards available to offset future state taxable income that will expire beginning in 2039. These losses may be subject to a limitation on their utilization under Section 382. The Company has not performed the analysis to determine if the limitation applies or the limitation amount.
The following is a reconciliation of income tax benefit at the Federal statutory rate with income tax benefit recorded by the Company for the years ended December 31, 2022 and December 31, 2021.

	December 31, 2022		December 31, 2021
Federal income tax expense at statutory rate	$22,006	21.0%	$23,189	21.0%
State income tax, net of federal benefit	4,035	3.9%	5,172	4.7%
Gain or reduction of TRA liability	3,992	3.8%	—	—%
Permanent differences	(407)	(0.4)%	—	—%
Non-controlling interest	(17,503)	(16.7)%	(28,361)	(25.7)%
Valuation allowance	(12,123)	(11.6)%	—	—%
Effective income tax rate	$—	$—	$—	$—
The effective tax rate was 0% for years ended December 31, 2022 and 2021. The Company, based on the consideration of the relevant positive and negative evidence available, maintained a full valuation allowance against its deferred tax assets.
We did not have unrecognized tax benefits as of December 31, 2022, and December 31, 2021, and do not expect this to change significantly over the next twelve months. We recognize tax positions in the financial statements only when it is more likely than not that the position will be sustained on examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized on settlement. A liability is established for differences between positions taken in a tax return and amounts recognized in the financial statements. Accrued interest and penalties, where appropriate, are recorded in income tax expense. As of December 31, 2022, and December 31, 2021, we had not accrued interest or penalties related to any uncertain tax positions.
We file income tax returns in the U.S. and various state jurisdictions. The federal and state income tax returns are generally subject to tax examinations for the tax years ended December 31, 2019 through December 31, 2022. To the extent we have tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period.
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
The TRA liabilities are carried at a value equal to the undiscounted expected future payments due under the TRA. As of the date of the Business Combination, the Company recorded $34,092 thousand as an estimate of future payments as an increase in TRA liabilities and a decrease to additional paid-in capital in the consolidated financial statements. As of December 31, 2022, based upon management’s long-term plan of the Company’s future taxable income, management concluded that it is more likely than not that the applicable cash tax savings subject to the TRA would not be realized; therefore, the Company reduced its TRA liability by $19,008 thousand, which was recognized as reduction to “General and administrative” expense in the consolidated statement of operations and comprehensive loss. As of December 31, 2022, the balance of the TRA liability is $15,084 thousand. The Company estimates it will be able to utilize some, but not all, of the tax attributes based on current tax forecasts. If there was sufficient income to utilize all tax attributes, the TRA liabilities would be $43,364 thousand. If subsequent adjustments to the liability for future payments occur, those changes would be recognized through current period earnings.

Note 15.    Segments and Related Information
The Chief Operating Decision Maker ("CODM") of the Company manages its operations under two operating segments, which represent its two reportable segments: (1) Telecom and (2) Renewables and Recovery Logistics.
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
Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is the key metric used by management to assess the operating and financial performance of our business in order to make decisions on resource allocation. The Company believes this non-U.S. GAAP measure provides meaningful information and helps investors understand the Company's financial results in the same manner as our management. Segment EBITDA is calculated in a manner consistent with consolidated EBITDA.
Summarized financial information for the Company’s reportable segments is presented and reconciled to the Company’s consolidated financial information in the following tables (in thousands).

	For the Years Ended December 31,
	2022	2021
Revenue:
Telecom	$665,511	$498,221
Renewables and Recovery Logistics	88,345	114,020
Total consolidated revenue	$753,856	$612,241

	December 31,
	2022	2021
Total Assets:
Telecom	$607,975	$570,750
Renewables and Recovery Logistics	67,953	90,638
Corporate (1)	12,999	10,371
Total consolidated assets	$688,927	$671,759
(1)Corporate includes both corporate assets and intercompany eliminations

	For the Years Ended December 31,
	2022	2021
Capital Expenditures:
Telecom	$19,221	$11,109
Renewables and Recovery Logistics	3,020	330
Corporate	529	1,379
Total consolidated capital expenditures (1)	$22,770	$12,818

(1)Capital Expenditures include both cash purchases of property and equipment and assets acquired under financing leases

	For the Years Ended December 31,
	2022	2021
EBITDA:
Telecom	$22,374	$(19,729)
Renewables and Recovery Logistics	24,738	46,359
Corporate	(34,210)	(25,258)
Consolidated EBITDA	$12,902	$1,372

EBITDA Reconciliation:
Loss on Continuing Operations	$(104,792)	$(101,575)
Plus:
Interest expense	59,317	50,477
Depreciation	16,190	13,017
Amortization	42,187	39,453
Total consolidated EBITDA	$12,902	$1,372

	For the Years Ended December 31,
	2022	2021
Amortization and Depreciation:
Amortization and depreciation
Telecom	$46,321	$41,105
Renewables and Recovery Logistics	11,208	10,383
Corporate	848	982
Total consolidated amortization and depreciation	$58,377	$52,470

	For the Years Ended December 31,
Interest Expense:	2022	2021
Telecom	4,179	1,711
Renewables and Recovery Logistics	1,285	818
Corporate	53,853	47,948
Total consolidated interest expense	59,317	50,477

Note 16.    Commitments and Contingencies
Litigation: During the fourth quarter of 2021, we recognized a $2,600 thousand expense for a legal settlement with a customer in our Renewables and Recovery Logistics segment to settle a dispute regarding the progress of work on a specific project and to release the Company for any future liability regarding the project. The settlement is reflected in "Loss on legal settlement" on the consolidated statements of operations and comprehensive loss.
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
Note 17.     Leases
The Company leases office facilities, office equipment, and vehicles for use in its operations. Leases with an initial term of 12 months or less are not recorded on the balance sheet; rather, the Company records rent expense on a straight-line basis over the expected lease term.
The Company accounts for lease and non-lease components as a single lease component. For calculating lease liabilities, we may deem lease terms to include options to extend or terminate the lease when it’s reasonably certain that we will exercise that option. The Company’s lease agreements do not contain significant residual value guarantees, restrictions or covenants.
Lease liabilities and corresponding right-of-use assets are recorded based on the present value of the lease payments over the expected lease term. All other variable payments are expensed as incurred. Since the Company’s lease agreements do not provide an implicit interest rate, we utilize our incremental borrowing rate to determine the discount rate used to present value the lease payments.
Supplemental balance sheet information related to our leases as follows (in thousands):

For the Year Ended December 31,
2022
Assets
Operating leases	$28,566
Finance leases, net	42,809
Total lease assets	$71,375
Liabilities
Current:
Operating leases	$9,594
Finance leases	13,022
Non-current:
Operating leases	22,491
Finance leases	22,875
Total lease liabilities	$67,982
Components of our total lease cost were as follows (in thousands):

For the Year Ended December 31,
2022
Operating lease cost	$11,955
Finance lease cost:
Amortization of right-of-use asset	9,270
Interest on lease liabilities	2,429
Variable lease cost	1,751
Sublease income	(162)
Total lease cost	$25,243

Other information related to our leases was as follows (in thousands):

For the Year Ended December 31,
2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,108
Operating cash flows from finance leases	$2,429
Financing cash flows from finance leases	$15,703
Weighted average remaining lease term (in years):
Operating leases	4.03
Finance leases	2.42
Weighted average discount rate:
Operating leases	6%
Finance leases	7%
Future lease payments under non-cancellable leases as of December 31, 2022, were as follows (in thousands):

	Operating Leases	Finance Leases
2023	$11,108	$14,825
2024	8,893	11,584
2025	6,029	8,282
2026	4,276	4,518
2027	2,189	393
Thereafter	4,056	—
Total future undiscounted lease payments	36,551	39,602
Less: imputed interest	(4,466)	(3,705)
Total reported lease liability	$32,085	$35,897
Operating leases: The Company has entered into non-cancellable operating leases for various vehicles, equipment, office and warehouse facilities, which contain provisions for future rent increases or rent-free periods. The total amount of rental payments due over the lease terms is charged to rent expense on the straight-line method over the respective term of the lease. The leases expire at various dates through the year 2031. In addition, the agreements generally require the Company to pay executory costs (real estate taxes, insurance, and repairs). Rent expense totaled $11,955 thousand and $10,502 thousand for the years ended December 31, 2022 and 2021, respectively. The Company leases six of its locations from lessors, who are partially owned by members of the Company. The rent expense related to these leases were not material for the years ended December 31, 2022 and 2021.
In 2013, the Company signed a 10 year lease for an office building in King of Prussia, PA to provide working space for its corporate and office employees. The Company outgrew its office space in King of Prussia, PA and moved their corporate and office employees into a new leased office building at in Blue Bell, PA in July 2020. By December 2020, the King of Prussia, PA office was fully vacated and the Company was unable to sublet or find an alternative use for the office. In connection with the Company's adoption of the FASB's updated accounting standard on leases, effective January 1, 2022, the company performed an assessment of the previously vacated King of Prussia, PA lease to determine proper treatment. Management determined the lease to have no expected cash inflows and the carrying amount of the right-of-use asset was determined to be not recoverable. As a result, an impairment of $1,007 thousand was recorded for the year ended December 31, 2022.
Note 18.    Retirement Plan
The Company sponsors a defined contribution 401(K) savings plan for eligible employees. The plan provides for discretionary employer matching contributions. The Company made $1,543 thousand of the employer matching contributions to the plan for the year ended December 31, 2022. The Company made no matching contributions to the plan for the year ended December 31, 2021.
Note 19.    Related Party Transactions
On July 18, 2018, the Company entered into an Advisory Services Agreement with its majority member. The agreement requires quarterly advisory fees of $125 thousand paid at the beginning of each quarter. As of March 1, 2022, this business agreement was completed and no longer exists. The Company incurred $125 thousand and $889 thousand in advisory fees for the years ended December 31, 2022 and 2021, respectively.

Item 9.     Changes in Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
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
Evaluation of Disclosure Controls and Procedures
Management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2022. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting described below.
Management’s Report on Internal Control over Financial Reporting
Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and the dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that receipts and expenditures are being made in accordance with appropriate authorizations of our management and board of directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
As of December 31, 2022, management identified a material weakness related to information technology (“IT”) general controls. Management determined that we did not design and maintain effective controls over IT general controls for information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain: (i) program change management controls for the financial systems to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately; (ii) appropriate user access controls to ensure appropriate segregation of duties and that adequately restrict user access and privileged access to financial applications, programs and data to appropriate personnel.
Additionally, as of December 31, 2022, management identified a material weakness related to the Company’s process for performing interim impairment trigger analyses. In the third quarter 2022, management concluded that there was substantial doubt the Company would have sufficient funds to meet its obligations within one year from the date the consolidated financial statements were issued, and as a result, disclosed there was substantial doubt about the Company’s ability to continue as a going concern in its third quarter 2022 Form 10-Q. Management did not consider the implications of the going concern conclusion when assessing whether events or circumstances existed that would suggest it was more likely than not that an impairment exists. In the fourth quarter of 2022, in conjunction with performing its annual goodwill impairment assessment on October 2, 2022, we recorded an out-of-period non-cash goodwill impairment charge of $14,160 thousand. Had management performed an interim impairment trigger analysis in the third quarter 2022, the goodwill impairment charge would have been recorded in the third quarter financial statements for the period-ended October 1, 2022.
Remediation Measures
The Company and its Board of Directors are committed to maintaining a strong internal control environment. Management has begun the initial steps in developing its remediation plan to address the material weaknesses described above. The initial steps the Company has taken include identifying the appropriate resources to execute its remediation plan, which will include internal resources and third-party specialists, as well as the creation of additional internal procedures, performing additional analytical procedures and reviews of journal entries, reconciliations, and other transactions. The Company is still developing its full remediation plan and is in the early phase of what will be a multi-step remediation process to completely and fully remediate the material weaknesses identified and described above. To remediate the material weakness relative to identifying interim impairment triggering events, on a quarterly basis, the Company plans to implement more formalized and rigorous procedures to assess whether any triggering events have occurred which would require an interim impairment review of its goodwill.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.
Changes in Internal Control over Financial Reporting
Other than the changes associated with the material weaknesses and remediation actions noted above, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.     Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.     Directors, Executive Officers and Corporate Governance
The directors and executive officers of the Company are as follows:

Name	Age	Position	First appointed
Christopher S. Hisey	57	Chief Executive, Director	2014
Matthew J. McColgan	40	Chief Financial Officer	December 2022
Michael B. Williams	45	Chief Business Officer	January 2021
Andrew Weinberg	47	Chairman	2018
Alan J. Carr	53	Director	February 2023
Bruce Roberson	64	Director	December 2022
Cielo Hernandez	47	Director	December 2022
Daniel Lafond	53	Director	March 2022
Emanuel R. Pearlman	63	Director	March 2023
John Kritzmacher	62	Director	December 2022
Matthew Allard	49	Director	2018
Christopher S. Hisey, 57, a founder of QualTek LLC, is the Chief Executive Officer and director of the Company. Mr. Hisey has been the Chief Executive Officer of QualTek LLC since 2014 and formerly was a member of the Board of Managers of QualTek Holdco from 2018 to the Business Combination in February 2022. Mr. Hisey has more than three decades of experience leading and organically growing telecommunications service companies. Prior to founding QualTek LLC, Mr. Hisey was a founder and chief executive officer of Philadelphia-based Trident Advisors, a firm specializing in US and international acquisitions targeting the telecommunications industry. In 2004, he was a founder of UniTek Global Services and served as chief executive officer through 2011. Earlier in his career, Mr. Hisey ascended the ranks from field technician to president and chief operating officer in the cable and satellite communications industries. Mr. Hisey served in the U.S. Navy from 1983 to 1988 and is an Honorable Discharged Disabled Veteran.
Matthew J. McColgan, 40, has been the Chief Financial Officer of the Company since December 10, 2022. Prior to his appointment as the Chief Financial Officer, Mr. McColgan served as the Company’s Senior Vice President of Finance and Treasurer since July 2022. Mr. McColgan began his career at PricewaterhouseCoopers, LLP (“PwC”), where he spent more than fifteen years serving in different audit related positions both in the United States and in Europe, and ultimately served as an Assurance Director where he was responsible for developing global audit strategies, and leading teams in navigating through complex business issues, accounting, internal controls, and SEC financial reporting matters. Immediately prior to joining the Company and after departing from PwC, from April 2021, Mr. McColgan was at Armstrong Flooring, Inc. (OTC:AFIIQ), where he most recently served as its Vice President of Finance and Treasurer, where he led multiple finance groups, and spearheaded several cost reduction and process improvement initiatives. Mr. McColgan received a Bachelor of Science degree in Accountancy from Villanova University and is a Certified Public Accountant.
Michael B. Williams, 45, is the Chief Business Officer of the Company. Mr. Williams has served as the Chief Business Officer of QualTek LLC since January 2021 and previously served as QualTek LLC's Chief Technology Officer from 2013 to January 2021. Mr. Williams contributes more than two decades of progressive IT, Marketing, and Operations experience to QualTek and is the primary visionary for technological development. He is respected as an expert in telecommunications information systems, implementation, business process re-engineering, strategic planning, marketing, and project management. Prior to joining QualTek, Mr. Williams was vice president of information technology at UniTek Global Services. He holds a Bachelor of Science degree in Logistics/Supply Chain Management from Pennsylvania State University and a Master of Business Administration degree from Eastern University.
Andrew Weinberg, 48, has served as a director of the Company since the February 14, 2022. Mr. Weinberg previously served as a Member of the Board of Managers of QualTek HoldCo from 2018 until the Business Combination. Mr. Weinberg is Founder and CEO of Brightstar Capital Partners. He currently serves as Board Chair of Likewize, and as Co-Chair of America’s Group. Andrew serves on the boards of InfraServ US, ReMarkets, and Texas Water Supply Company, all Brightstar portfolio companies. In addition, he formerly served on the boards of Capstone Nutrition and

Oasis Technology & Engineering. Prior to Brightstar, Mr. Weinberg was a Partner at Lindsay Goldberg, a New York-based private equity firm. In addition, from 2008-2011 Mr. Weinberg served as Chief Operating Officer and Chief Strategy Officer of Likewize. Likewize was acquired by Softbank in 2014. Mr. Weinberg served on the Boards of 13 portfolio companies during his tenure at Lindsay Goldberg. Prior to joining Lindsay Goldberg in 2003, he worked at Goldman Sachs in their Principal Investment Area (PIA). Mr. Weinberg started his career at Morgan Stanley in mergers and acquisitions and leveraged finance. He received his MBA from Stanford GSB and an AB from Dartmouth College with a double major in History and Economics. Mr. Weinberg serves on the board of The National Board of Review of Motion Pictures and is a member of the Young Presidents Organization (YPO). Mr. Weinberg is also a member of the World Economic Forum where he serves on the Global Future Council on Investing and the Stewardship Board of the Forum’s Platform on Shaping the Future of Investing.
Alan J. Carr, 53, has served as the Co-Founder, Managing Member and Chief Executive Officer of Drivetrain LLC since 2013, Prior to co-founding Drivetrain LLC, Mr. Carr served as a Managing Director at Strategic Value Partners from 2003 to 2013, leading investments in various sectors in North America and Europe. From 1997 until 2003, Mr. Carr was a corporate attorney at Skadden, Arps, Slate, Meager & Flom and before that, at Ravin, Sarasohn, Baumgarten, Fisch & Rosen. He currently serves as a director of the following public companies: Sears Holdings Corporation, Unit Corporation and Newlake Capital Partners, Inc. Mr. Carr has previously, and does currently, serve as a director on several other boards in diverse industries and throughout the world. Mr. Carr received a B.A. in Economics from Brandeis University and Juris Doctor, cum laude, from Tulane Law School.
Bruce Roberson, 64, has served as a director since December 1, 2022. Mr. Roberson is a partner at Brightstar Capital Partners. Prior to joining Brightstar, Mr. Roberson was a partner with Sun Capital Partners (“Sun”) responsible for leading Sun’s operations team in North America. In that role he was responsible for the performance of more than thirty portfolio companies and served as a board member for 22 of those companies. Mr. Roberson was also a member of Sun’s Executive, Investment and ESG Committees, reviewing and voting on more than 100 deals as an IC member, directing numerous high-profile commercial and operational diligence assignments, and leading several high impact firm wide process improvement initiatives. Previously, Mr. Roberson served for ten years as President and CEO of PSC Industrial Services under two different private equity owners. Prior to PSC, Mr. Roberson was an executive with Safety-Kleen Systems as well as a Senior Partner at McKinsey & Company where he worked for twenty years. At McKinsey, Mr. Roberson served on the firm’s global Partner Election Committee, global Strategy Committee, and co-led McKinsey’s global Organization, Transportation, Electronics, and Logistics practices. Mr. Roberson received an economics degree from Stanford University and a Master of Business Administration from Harvard Business School.
Cielo Hernandez, 47, has served as a director of the Company since December 1, 2022. Since February 2022, Ms. Hernandez has served as Chief Financial Officer of ProTrans Holdings, Inc., a global third-party logistics provider. Previously, Ms. Hernandez served as Chief Financial Officer of XL Fleet Corp. (NYSE: XL), a leading provider of fleet electrification solutions for commercial vehicles in North America, from April 2021 to January 2022. From January 2019 to July 2020, Ms. Hernandez served as Senior Vice President and Chief Financial Officer of South Jersey Industries, Inc., a publicly traded energy services company, where she continued to serve as a Senior Vice President until October 2020. From February 2015 to December 2018, Ms. Hernandez served as Vice President and Regional Chief Financial Officer of Maersk Line, North America, a division of A.P. Moller-Maersk Group, a global container logistics company. From November 2013 to January 2015, she served as Vice President and Regional Chief Financial Officer, Latin America of APM Terminals, a division of A.P. Moller-Maersk that operates a global network of ports. From 2004 to 2013, Ms. Hernandez held various positions in finance and administration at Amcor plc, a global packaging solutions company, including most recently Regional Chief Financial Officer, Central America and Caribbean from 2012 to 2013. Ms. Hernandez received a Bachelor of Business Administration in Accounting from the Universidad Santiago de Cali (Colombia) and a Master of Business Administration with specialization in International Business from the University of Miami. She is a CPA and holds a Certification in Human Resources Talent Management from Universidad Santiago de Cali, Colombia as well as Certifications in Executive Leadership and High-Performance Leadership from Cornell University, and Strategic Leadership and Improving the Business from IMD University Switzerland.
Daniel Lafond, 53, has served as a director since March 2, 2022. Mr. Lafond has more than 20 years of experience in the telecommunications and technology industries, including in many senior leadership roles at AT&T Inc., Comcast Corporation (“Comcast”) and QuadGen Wireless Solutions Inc. Most recently, Mr. Lafond served for seven years as Senior Vice President of Sales at Comcast. In this role, Mr. Lafond led the transformation strategy for Xfinity sales channels and operations. Mr. Lafond helped drive customer growth by investing in sales channel to better serve the customer, as well as creating a more centralized sales operations function to help support employees serving the customers of Xfinity. Mr. Lafond graduated from LaSalle University with a B.S. in Accounting.

Emanuel R. Pearlman, 63, is the Founder, Chairman and Chief Executive Officer of Liberation Investment Group, an investment management and consulting firm that provides financial consulting, devises capital structures, negotiates IPOs, leads acquisitions and mergers, implements restructurings, and creates other complex financial plans for a variety of companies. In February 2023, Mr. Pearlman became a member of the Board of Diebold Nixdorf, Inc., a multinational financial and retail technology company that specializes in the sale, manufacture, installation and service of self-service transaction systems (such as ATMs and currency processing systems), point-of-sale terminals, physical security products, and software and related services for global financial, retail and commercial markets. He also serves as a member of the Finance and the People & Compensation Committees. Since January 2012, Mr. Pearlman has been a director of Network-1 Technologies, Inc., a company specializing in the development, licensing, and protection of its intellectual property assets, where he serves as chairman of the audit committee and a member of the nominating and governance committee. Mr. Pearlman is currently a director of LSC Communications, LLC, the largest producer of books in the United States and a leading manufacturer and distributor of magazines, catalogs and office products, serving as a member of the audit and compensation committees since 2021.
John Kritzmacher, 62, has served as a director since December 1, 2022. Mr. Kritzmacher served as Executive Vice President and Chief Financial Officer of John Wiley & Sons, Inc., a global provider of research communications and education services from June 2013 to December 2021. From October 2012 through February 2013, Mr. Kritzmacher served as Senior Vice President Business Operations and Organizational Planning at WebMD Health Corp., a leading provider of health information services, where Mr. Kritzmacher was responsible for leading a major restructuring initiative. Previously, Mr. Kritzmacher served as Executive Vice President and Chief Financial Officer of Global Crossing Limited, a global provider of IP-based telecommunications solutions, from October 2008 to October 2011, when Global Crossing was acquired by Level 3 Communications, Inc. Prior to that, Mr. Kritzmacher rose through a variety of positions with increasing responsibility, including Senior Vice President and Corporate Controller, during his 10 years at Lucent Technologies Inc., a provider of telecommunications systems and services, to become Chief Financial Officer in 2006. After playing a leading role in the planning and execution of Lucent’s merger with Alcatel in 2006, Mr. Kritzmacher became Chief Operating Officer of the Services Business Group at Alcatel-Lucent until joining Global Crossing in 2008.
Matthew Allard, 49, has served as a director of the Company since February 14, 2022. Mr. Allard served as a Member of the Board of Managers of QualTek HoldCo from 2018 until the Business Combination. Mr. Allard is a partner at Brightstar Capital Partners and a Member of its Investment Committee. He currently serves as Vice Chair of the Board of Amerit Fleet Solutions, and as a board member of Brightstar Corp. and Texas Water Supply Company, all Brightstar portfolio companies. Since 2003, Mr. Allard has worked closely with Andrew Weinberg and various partners while advising and financing transactions for EnergySolutions, Brock Group, and Brightstar Corp. among others. Prior to joining Brightstar, Mr. Allard was Head of Financial Sponsors at Stifel where he was responsible for leading the firm’s Private Equity client coverage and execution efforts, was a member of the Investment Bank Management Committee and had extensive merger & acquisition, capital markets and relationship management experience across a range of industries. Mr. Allard started his finance career with Citibank and Bank of America, and previously held positions in both consulting and operations. Mr. Allard received his Master of Business Administration from Columbia Business School, Beta Gamma Sigma honors, and a Bachelor of Science in Economics from the University of Michigan with a major in Industrial and Operations Engineering. He is a Trustee of the King School in Connecticut.
Composition
The Company’s business affairs are managed under the direction of the Board. The current Board was formed upon the closing of the Business Combination on February 14, 2022. Since that time and during the remainder of 2022, the Board met eleven times The Board consists of nine members. In accordance with the Charter, the Board is divided into three classes. At each annual general meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following the election. The directors will be divided among the three classes as follows:
•the Class I directors are Andrew Weinberg, Matthew Allard, and John Kritzmacher, and their terms will expire at the annual meeting of stockholders to be held in 2025;
•the Class II directors are Cielo Hernandez, Christopher S. Hisey, and Alan J. Carr, and their terms will expire at the annual meeting of stockholders to be held in 2023; and
•the Class III directors are Emanuel R. Pearlman, Daniel Lafond, and Bruce Roberson and their terms will expire at the annual meeting of stockholders to be held in 2024.

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
Involvement in Certain Legal Proceedings
There are no material proceedings to which any director or executive officer or any associate of any such director or officer is a party adverse to our company or has a material interest adverse to our company.
No director or executive officer has been involved in any of the following events during the past ten years:
1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;
4. being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
5. being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
6. being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.
Delinquent Section 16(a) Reports
Under Section 16(a) of the Exchange Act (“Section 16(a)”), our executive officers, directors, and persons who own more than 10% of a registered class of the Company’s equity securities are required to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors, and persons who own more than 10% of a registered class of the Company’s equity securities are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports that they file.
Based solely on the copies of such reports and amendments thereto received by us, or written representations that no filings were required, we believe that all Section 16(a) filing requirements applicable to our executive officers and directors and 10% stockholders were met for the year ended December 31, 2022 other than: a late Form 4 was filed by Dan Lafond on May 26, 2022; a late Form 3 and a late Form 4 was filed by John Kritzmacher on December 13, 2022; a late Form 3 was filed by Cielo Hernandez on December 13, 2022; a late Form 4 was filed by Dan Lafond on December 14, 2022; a late

Form 4 was filed by Cielo Hernandez on December 14, 2022; a late Form 3 and a late Form 4 was filed by Matthew J. McColgan on March 24, 2023; a late form 3 was filed by Bruce Roberson on February 6, 2023.
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

Committees of the Board of Directors
The Board has the authority to appoint committees to perform certain management and administration functions. The Board has an Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee, and Special Committee. In addition, from time to time, special committees may be established under the direction of the Board when necessary to address specific issues. The composition and responsibilities of each committee are described below. Members will serve on these committees until their resignation or until otherwise determined by the Board. The charters for each of these committees are available on QualTek’s website at https://investors.qualtekservices.com/investors/governance/governance-documents/default.aspx. Information contained on or accessible through QualTek’s website is not a part of this Annual Report on Form 10-K, and the inclusion of such website address in this Annual Report on Form 10-K is a non-hyperlinked textual reference only.
Audit Committee
The Audit Committee consists of John Kritzmacher, Daniel Lafond, and Cielo Hernandez. The Audit Committee was formed upon the closing of the Business Combination on February 14, 2022. Since that time and during the remainder of 2022, the Audit Committee met eight times. The Board has determined each of Mr. Kritzmacher, Mr. Lafond and Ms. Hernandez is independent under the listing standards of Nasdaq and Rule 10A-3(b)(1) of the Exchange Act. The chairperson of the Audit Committee is Mr. Kritzmacher. The Board has determined that Mr. Kritzmacher is an “Audit Committee financial expert” within the meaning of SEC regulations. The Board has also determined that each member of the proposed Audit Committee has the requisite financial expertise required under the applicable requirements of Nasdaq. In arriving at this determination, the Board has examined each Audit Committee member’s scope of experience and the nature of their employment in the corporate finance sector.
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
Report of the Audit Committee
The Audit Committee has reviewed and discussed the audited consolidated financial statements with management. The Audit Committee has discussed with RSM the matters required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board (“PCAOB”) and the SEC. In addition, the Audit Committee has received the written disclosures and the letter from RSM required by applicable requirements of the PCAOB regarding the independent accountant’s communications with the Audit Committee concerning independence, and has discussed with RSM its independence from the Company and management.
Based on the reviews and discussions referred to above, the Audit Committee recommended that the audited consolidated financial statements for the Company for the fiscal year ended December 31, 2022 be included in this Annual Report on Form 10-K for filing with the SEC.
THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS OF QUALTEK SERVICES INC.
John Kritzmacher, Chairman
Daniel Lafond
Cielo Hernandez
Compensation Committee
The Compensation Committee consists of Cielo Hernandez, Andrew Weinberg and Matthew Allard. The Compensation Committee was formed upon the closing of the Business Combination on February 14, 2022. Since that time and during the remainder of 2022, the Compensation Committee met seven times. The Board has determined each proposed member is a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act. The chairperson of the Compensation Committee is Mr. Weinberg. The primary purpose of the Compensation Committee is to discharge the responsibilities of the Board to oversee its compensation policies, plans and programs and to review and determine the compensation to be paid to its executive officers, directors and other senior management, as appropriate.
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
Nominating and Corporate Governance Committee
Our Nominating and Corporate Governance Committee consists of Andrew Weinberg, Bruce Roberson and Cielo Hernandez. The Nominating and Corporate Governance Committee was formed upon the closing of the Business Combination on February 14, 2022. Since that time and during the remainder of 2022, the Nominating and Corporate

Governance Committee met three times. The Board has determined each member is independent under the listing standards of Nasdaq.
Specific responsibilities of our Nominating and Corporate Governance Committee include:
•identifying, evaluating and selecting, or recommending that our Board approve, nominees for election to our Board;
•evaluating the performance of our Board and of individual directors;
•reviewing developments in corporate governance practices;
•evaluating the adequacy of our corporate governance practices and reporting;
•reviewing management succession plans; and
•developing and making recommendations to our Board regarding corporate governance guidelines and matters.
Candidates for Board membership must possess the background, skills and expertise to make significant contributions to the Board, to the Company and its stockholders. Desired qualities to be considered include substantial experience in business or administrative activities; breadth of knowledge about issues affecting the Company; and ability and willingness to contribute special competencies to Board activities.
The Board of Directors intends to review the director nomination policy from time to time to consider whether modifications to the policy may be advisable as the Company’s needs and circumstances evolve, and as applicable legal or listing standards change. The Board may amend the director nomination policy at any time.
Special Committee
Our Special Committee consists of John Kritzmacher, Alan J. Carr and Emanuel R. Pearlman, with Mr. Carr serving as chairperson. The Special Committee was formed on January 27, 2023. The Board has determined that each member is independent under the listing standards of Nasdaq.
The Special Committee is responsible for reviewing, evaluating, and approving strategic and/or financial alternatives in light of the Company’s cash flow, liquidity, and general financial condition, including the possibility of seeking financing or undertaking a sale, recapitalization transaction, or any other reorganization or restructuring (each and any combination of the foregoing, a “Transaction”), in each case as the Committee deems appropriate in its reasonable business judgment. Specific responsibilities of the Special Committee include:
•review, analyze, negotiate, and, if the Committee determines advisable, approve, act on behalf of, and bind the Company with respect to, any Transaction, including approving the execution of definitive agreements in connection therewith;
•cause the Company’s subsidiaries to adopt appropriate resolutions or take other actions as necessary to approve a Transaction; and
•monitor and oversee any process relating to any Transaction.

Item 11.     Executive Compensation
We are currently considered an “emerging growth Company” within the meaning of the Securities Act for purposes of the SEC’s executive compensation disclosure rules. Accordingly, we are required to provide a Summary Compensation Table, as well as limited narrative disclosures regarding executive compensation for our last two completed fiscal years and an Outstanding Equity Awards at Fiscal Year End Table for our last completed fiscal year. These reporting obligations extend only to the following “Named Executive Officers.” The Company has determined that as of December 31, 2022, our Named Executive Officers were:

Name	Principal Position
Christopher S. Hisey	Chief Executive Officer
Matthew J. McColgan	Chief Financial Officer
2022 and 2021 Summary Compensation Table
The following table summarizes the compensation awarded to, earned by or paid to our Named Executive Officers for the fiscal years ended December 31, 2022 and 2021.

Name and Principal Position (a)	Year	Salary ($)	Option Awards ($)	All other compensation ($)(3)	Total ($
Christopher S. Hisey, Chief Executive Officer	2022	650,000(1)	251,218	20,674	921,892
	2021	500,000	—	15,527	515,527
Matthew J. McColgan, Chief Financial Officer(2)	2022	134,615	603	—	135,218
	2021	—	—	—	—
_________________________________________________________________________
(1) Effective March 27, 2022, Mr. Hisey's annual salary was increased from $500,000 to $650,000.
(2) Mr. McColgan was appointed Chief Financial Officer of the Company on December 10, 2022. Pursuant to his employment agreement, he is entitled to an annual base salary of $350,000 for serving in his new role. Prior to his appointment as CFO, Mr. McColgan was the Company’s Senior Vice President of Finance and Treasury since July 2022.
(3) The amounts for Mr. Hisey in this column reflect personal use of a company car.
Executive Services Agreements
As of December 31, 2022, we had employment agreements with both Messrs. Hisey and McColgan. A description of each agreement is set forth below.
Hisey Agreement
Mr. Hisey is a party to an employment agreement (the “Hisey Agreement”) (styled as executive services agreements) with QualTek LLC, the Company’s indirect subsidiary (“QualTek,” which for purposes of this section does not refer to the Company) that provides for annual base salary, target bonus opportunity, paid vacation, reimbursement of reasonable business expenses and eligibility to participate in our benefit plans generally. The Hisey Agreement provides that his base salary will be $500,000 annually, which was increased to $650,000 effective March 27, 2022. Mr. Hisey is eligible for an annual bonus of up to 100% of his annual salary. Mr. Hisey did not receive any bonus payments for the 2021 or 2022 fiscal years.
In the event that Mr. Hisey is terminated by QualTek without “Cause” or Mr. Hisey terminates his employment for “Good Reason” (each as defined below) or due to QualTek’s non-renewal of the Hisey Agreement, subject to Mr. Hisey’s execution and non-revocation of a general release of claims and continued compliance with restrictive covenant obligations, Mr. Hisey would be entitled to salary continuation for 24 months and he would also be entitled to (i) a pro-rata portion of his bonus earned through the termination date and (ii) payment for 24 months’ of Mr. Hisey’s premiums incurred for participation in COBRA coverage pursuant to a QualTek sponsored group health plan.

For purposes of the Hisey Agreement:
“Cause” means Mr. Hisey’s (i) failure to materially perform and discharge the duties and responsibilities of Mr. Hisey under his employment agreement after written notice and allowing Mr. Hisey 10 business days to cure such failures, (ii) failure to observe any material policies of any of the company entities after receiving written notice and allowing Mr. Hisey 10 business days to cure such failures, (iii) gross negligence, willful misconduct or intentional violation of law in the performance of Mr. Hisey’s duties to any of the company entities, (iv) the commission of any act of fraud, intentional misrepresentation, dishonesty, misappropriation or embezzlement with respect to any of the company entities or Mr. Hisey’s unethical, immoral or illegal act which could damage any of the company entities (or the reputation of any of the company entities), (v) (A) breach of any agreement or contract between Mr. Hisey and any of the company entities (including the employment agreement), which breach has not been cured within 10 business days of Mr. Hisey’s receipt of written notice thereof, or (B) sexual relationship with any other employee of any of the company entities, or (C) falsification of expense reports or requests for reimbursement, (vi) the conviction of, or pleading of guilty or nolo contendere to, any felony or any crime involving moral turpitude, or (vii) misappropriation, improper disclosure or improper use of materials or confidential information belonging to a former employer of Mr. Hisey.
“Good Reason” means the occurrence of one or more of the following, subject to QualTek’s right to cure the circumstances giving rise to such occurrence within 20 business days of QualTek’s receipt of written notice: (i) assignment to Mr. Hisey of any duties inconsistent, in the aggregate, in any material respect with the Hisey agreement, or (ii) a reduction in or the failure to pay the base compensation of Mr. Hisey (other than a reduction of base salary of all of QualTek’s senior management due to poor financial performance of QualTek or any of its affiliates); provided, that Mr. Hisey gives written notice to QualTek of the termination of employment for Good Reason within 30 days of the occurrence of the event constituting Good Reason, and such event remains uncured for 30 days following QualTek’s receipt of such written notice by Mr. Hisey.
As of March 16, 2023, Mr. Hisey has notified the Company that he will not renew his employment agreement with the Company. Mr. Hisey remains the Company’s Chief Executive Officer and a member of the Board until his resignation or removal from such positions. Mr. Hisey and the Company intend to discuss alternative employment terms prior to the expiration of Mr. Hisey’s employment agreement.
McColgan Agreement
Effective December 10, 2022, QualTek and Mr. McColgan entered into an employment agreement (the “McColgan Agreement”) which provides that Mr. McColgan’s base salary will be $350,000 per year, and he will be eligible for an annual performance cash bonus of up to $175,000, based on the achievement of the Company’s corporate objectives and Mr. McColgan’s individual objectives, in each case, as established by the Board or the Compensation Committee. In addition, Mr. McColgan received a promotion equity award in the form of 100,000 stock options that will vest in four equal annual installments, subject to Mr. McColgan's continued service through each applicable vesting date.
Mr. McColgan is eligible to participate in the benefit plans and programs generally available to the Company’s employees. Mr. McColgan will also be entitled to reimbursement of all reasonable business expenses incurred or paid by him in the performance of his duties and responsibilities for the Company, subject to receipt of evidence of such expenses reasonably satisfactory to the Company. If Mr. McColgan is terminated without cause or if Mr. McColgan terminates his employment for good reason (each as defined in the McColgan Agreement, which is attached as an exhibit to this Annual Report on Form 10-K), the Company agrees to provide to Mr. McColgan as severance: (i) an amount equal to one times his base salary, (ii) an amount equal to a pro-rata share of his annual performance cash bonus, based on number of days Mr. McColgan worked in the year, if the required metrics are achieved and payable when all continuing executives receive their annual performance cash bonus, and (iii) accelerated vesting for a pro-rata portion of his then vesting time-based equity awards that would have vested absent his termination based on number of days Mr. McColgan worked since the last vesting date. If Mr. McColgan’s employment is terminated under these circumstances during the twelve-month period that follows, or the six-month period that precedes, a change in control (as defined in the Employment Agreement), subject to his execution of a release agreement in favor of the Company, in addition to the severance described above, Mr. McColgan will earn an additional bonus equal to his earned performance bonus for the Company’s most recently completed fiscal year.

Annual Bonus Plan
The QualTek Annual Bonus Plan (“Annual Bonus Plan”) provides for the payments of annual cash incentives based on the achievement of Company EBITDA and free cash flow goals and individual performance objectives. The participants in the Annual Bonus Plan are determined based on an employee’s position and employment status, and include each of our Named Executive Officers.
Bonus levels are set as a percentage of the participant’s base salary and are established based upon the participant’s job-related responsibilities and corresponding impact on overall Company performance. Assuming achievement of the Company’s designated performance goals as described above and satisfactory performance of the participant, the Board makes the final determination of participant bonus awards.
None of our Named Executive Officers earned a bonus under the Annual Bonus Plan for the years ended December 31, 2022 and 2021 as the Company did not meet the applicable Company goals.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer and director certain information concerning the outstanding equity awards as of December 31, 2022.

Name	Number of Securities Underlying Exercisable Options (#)	Number of Securities Underlying Unexercisable Options (#)	Option Exercise Price ($)	Option Expiration Date
Christopher S. Hisey	81,250	568,750	7.50	May 26, 2032

Matthew J. McColgan	—	100,000	1.00	Dec 10, 2032

Compensation of Directors
Our non-employee directors received no compensation for the year ending December 31, 2021. Following the consummation of this Business Combination, our independent non-employee directors who are not affiliated with Brightstar, are paid an annual retainer of $70,000 for their service as a member of our Board and receive an additional annual retainer of $12,500 for each committee they serve on. In addition, the chair of our Audit Committee shall receive an annual retainer of $55,000 for his service to the Audit Committee. Finally, each of our independent non-employee directors who are not affiliated with Brightstar will receive an annual grant of stock options, with a grant date value (determined using the Black-Scholes method) of $105,000 that vest on the one-year anniversary of the date of grant, subject to the non-employee director’s continued service on the Board through the applicable vesting date.
Additionally, Daniel Lafond served as the chairperson of the Transformation Committee of the Board. As compensation for his service to the committee. Mr. Lafond was paid $30,000 a month and was granted 300,000 options with an exercise price of $1.00, which will vest monthly for two years after the date of grant. In addition, members of the Special Committee of the Board receive additional compensation. Alan J. Carr is paid a monthly fee of $40,000, and an additional $7,500 per day for every day he devotes more than four hours of time, outside of Board meetings, for meetings or activities outside the scope of normal Board duties. Emanuel R. Pearlman is paid a monthly fee of $40,000 and John Kritzmacher is paid a monthly fee of $35,000 for service on the Special Committee.

The following table provides information regarding compensation that was earned or paid to the individuals who served as non-employee directors who are not affiliated with Brightstar during the year ended December 31, 2022.

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option awards ($)	Non-equity incentive plan compensation	Non- qualified deferred compensation earnings	All other compensation	Total
John Kritzmacher(1)	$10,417	—	$4,641	—	—	—	$15,058
Cielo Hernandez(2)	$8,958	—	$4,641	—	—	—	$13,599
Daniel Lafond(3)	$98,750	—	$53,671	—	—	—	$152,421
Jigisha Desai(4)	$104,294	—	$105,000	—	—	—	$209,294
Sam Chawla(5)	$67,486	—	—	—	—	—	$67,486

(1)	Mr. Kritzmacher was elected to the Board by the stockholders of the Company at the stockholder meeting on December 1, 2022
(2)	Ms. Hernandez was appointed to the Board on December 1, 2022
(3)	Mr. Lafond was appointed to the Board on March 3, 2022. On December 8, 2022, the Board appointed Mr. Lafond chairperson of the Transformation Committee.
(4)	Ms. Desai served as a member of the Board and as the chairperson of the Audit Committee from February 14, 2022 until December 1, 2022.
(5)	Mr. Chawla served as a member of the Board and of the Audit Committee and Nominating and Corporate Governance Committee from February 14, 2022 until December 1, 2022.
Item 12.     Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The following table sets forth information regarding the beneficial ownership of the Company’s Class A Common Stock and Class B Common Stock as of April 21, 2023 by:
•each person or “group” (as such term is used in Section 13(d)(3) of the Exchange Act) known by the Company to be the beneficial owner of more than 5% of shares of our common stock;
•each of the executive officers and directors of the Company; and
•all executive officers and directors of the Company as a group.
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
In connection with the closing of the Business Combination, (i) 2,274,935 shares of Class A Common Stock issued to certain BCP Sellers (ii) 3,836,177 QualTek Common Units issued to the QualTek Equity holders (the “Earnout Common Units”) and (iii) an equal number of shares of Class B Common Stock issued to the QualTek Equity holders by the Company ((i) and (iii) collectively, the “Earnout Shares”), will be subject to certain restriction on transfer and voting and potential forfeiture pending the achievement (if any) of the following earnout targets pursuant to the terms of the Business Combination Agreement: (A) if, on or any time prior to the fifth anniversary of the date of the Closing, the closing sale price per share of Class A Common Stock equals or exceeds $15.00 per share for 20 trading days of any 30 consecutive trading day period following the Closing, 50% of the Earnout Shares and Earnout Common Units will be earned and no longer subject to the applicable restrictions on transfer and voting; and (B) if, on or any time prior to the fifth anniversary of the date of the Closing, the closing sale price per share of Class A Common Stock equals or exceeds $18.00 per share for 20 trading days of any 30 consecutive trading day period following the Closing, 50% of the Earnout Shares and Earnout Common Units will be earned and no longer subject to the applicable restrictions on transfer and voting.

The beneficial ownership of our common stock, which includes the Earnout Shares, is based on 27,805,659 shares of our Class A Common Stock, which number excludes shares issuable upon exercise of outstanding warrants, 23,304,200 shares of our Class B Common Stock issued and outstanding as of April 21, 2023.
The beneficial ownership information below excludes the Earnout Shares, other than in the calculation of the percentage of common stock beneficially owned.

Name and Address of Beneficial Owners(1)	Number of Shares of Class A Common Stock	Number of Shares of Class B Common Stock(2)	Percentage Of Common Stock Beneficially Owned
5% Holders
BCP GP Investors, LLC(3)(4)	12,673,941	13,939,005	52.07%
QualTek Management HoldCo, LLC(5)	—	4,825,893	9.44%
Victoria Partners L.P.	—	2,656,250	5.20%
Named Executive Officers and Directors
Christopher S. Hisey(5)(6)	177,500	4,825,893	9.44%
Matthew J. McColgan(7)	—	—	—
Andrew Weinberg(3)(4)	12,673,941	13,939,005	52.07%
Alan J. Carr	—	—	—
Bruce Roberson(3)	—	—	—
Cielo Hernandez (8)	—	—	*
Daniel Lafond(10)	157,841	—	—
Emanuel R. Pearlman	—	—	—
John Kritzmacher(9)	—	—	—
Matthew Allard(3)	—	—	—
All Named Executive Officers and Directors of the Company as a group (7 individuals)	13,009,282	18,764,898	61.51%
*    Less than 1%.
(1)Unless otherwise noted, the business address of each of the following entities or individuals is c/o QualTek, 475 Sentry Parkway E, Suite 200 Blue Bell, PA 19422.
(2)In the Business Combination, existing equity holders of QualTek HoldCo were issued new HoldCo Common Units and an equal number of shares of Class B Common Stock. A holder of a HoldCo Common Unit may convert one HoldCo Common Unit and one share of Class B Common Stock into one share of Class A Common Stock.
(3)The business address for this person is c/o Brightstar, 650 Fifth Avenue, 29th Floor, New York, NY 10019.
(4)Represents (1) 3,642,750 shares of Class A Common Stock held of record by BCP AIV Investor Holdings-3, L.P. (“BCP AIV-3”), (2) 4,184,290 shares of Class A Common Stock held of record by BCP Strategic AIV Investor Holdings-2, L.P. (“BCP AIV-2”), (3) 4,096,901 shares of Class A Common Stock held of record by BCP QualTek Investor Holdings, L.P. (“BCP L.P.”), (4) 750,000 shares of Class A Common Stock held of record by BCP Qualtek, LLC, (5) 11,780,782 shares of Class B Common Stock held of record by BCP QualTek, LLC and (6) 2,158,223 shares of Class B Common Stock held of record by BCP QualTek II, LLC. Brightstar Associates is the general partner of each of BCP AIV-3, BCP AIV-2 and BCP L.P., and each of BCP QualTek, LLC and BCP QualTek II, LLC is controlled by Brightstar Associates, its managing member. Brightstar GP is the general partner of Brightstar Associates. Brightstar GP is controlled by its sole managing member, Andrew Weinberg. Each of the foregoing disclaims beneficial ownership of the securities held directly or indirectly by such entities.
(5)Represents 4,825,893 shares of Class B Common Stock held of record by QualTek Management HoldCo, LLC (“QualTek Management”). Christopher S. Hisey is the managing member of QualTek Management and as such could be deemed to have voting and dispositive power with respect to the shares held by QualTek Management. Mr. Hisey disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. The table does not reflect 1,157,803 shares of Class B Common Stock held of record by QualTek Management that constitute Earnout Shares.
(6)Includes options to purchase 162,500 shares of Class A Common Stock that are exercisable within 60 days of April 21, 2023. As a member of QualTek Management, Mr. Hisey has an indirect beneficial interest in 798,771 HoldCo Common Units and 798,771 shares of Class B Common Stock. Pursuant to the Third Amended and Restated LLCA, QualTek HoldCo’s common units held by Mr. Hisey are not exchangeable for the Company's Class A Common Stock until the expiration or waiver of certain lock-up periods.
(7)Excludes 100,000 shares of Class A Common Stock issuable upon the exercise of unexercisable options.
(8)Excludes 136,883 shares of Class A Common Stock issuable upon the exercise of unexercisable options.
(9)Excludes 136,883 shares of Class A Common Stock issuable upon the exercise of unexercisable options.
(10)Includes options to purchase 10,000 of Class A Common Stock that are exercisable within 60 days of April 21, 2023 and excludes 372,841 shares of Class A Common Stock issuable upon the exercise of unexercisable options.
Item 13.     Certain Relationships and Related Transactions, and Director Independence
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
On July 18, 2018, QualTek HoldCo entered into an advisory services agreement (the “Advisory Services Agreement”) with Brightstar Advisors, L.P., an affiliate of Brightstar Capital Partners, its majority member. The Advisory Services Agreement requires quarterly advisory fees of $125,000 paid at the beginning of each quarter. QualTek HoldCo incurred $125,000 and $889,000 in advisory fees for the years ended December 31, 2022 and December 31, 2021, respectively. For 2022, all advisory fees were paid on or before the Business Combination and effective as of the date of the Business Combination, the Advisory Service Agreement was terminated.

Indemnification Agreements
The Certificate of Incorporation contains provisions limiting the liability of the members of the Board, and the Amended and Restated Bylaws provide that we will indemnify each of the members of our Board and officers and certain other persons who provide services to us to the fullest extent permitted under Delaware law.
We entered into indemnification agreements with each of our directors and executive officers and certain other key employees. The indemnification agreements each provide that we will indemnify each of our directors and executive officers and such other key employees against any and all expenses incurred by such director, executive officer or other key employee because of his or her status as one of our directors, executive officers or other key employees, to the fullest extent permitted by Delaware law, the Certificate of Incorporation and the Amended and Restated Bylaws. In addition, the indemnification agreements each provide that, to the fullest extent permitted by Delaware law, we will advance all expenses incurred by our directors, executive officers and other key employees in connection with a legal proceeding involving his or her status as a director, executive officer or key employee.
Tax Receivable Agreement
In connection with the closing of the Business Combination, we, the TRA Holders and the TRA Holder Representative entered into the Tax Receivable Agreement.
Pursuant to the Tax Receivable Agreement, we are required to pay the TRA Holders 85% of the amount of savings, if any, in U.S. federal, state, local, and foreign taxes that are based on, or measured with respect to, net income or profits, and any interest related thereto that we (and applicable consolidated, unitary, or combined Subsidiaries thereof, if any) realize, or is deemed to realize, as a result of certain tax attributes, including:
•existing tax basis in certain assets of QualTek and certain of its direct or indirect Subsidiaries, including assets that will eventually be subject to depreciation or amortization, once placed in service, attributable to QualTek Common Units acquired by us at the closing of the Business Combination or from a TRA Holder (including QualTek Common Units held by the Blocker, which is acquired by us in a Reorganization Transaction (as defined in the Tax Receivable Agreement));
•tax basis adjustments resulting from the acquisition of QualTek Common Units by us at the closing of the Business Combination and taxable exchanges of QualTek Common Units (including any such adjustments resulting from certain payments made by us under the Tax Receivable Agreement) acquired by us from a TRA Holder pursuant to the terms of the Third Amended and Restated LLCA;
•tax deductions in respect of portions of certain payments made under the Tax Receivable Agreement; and
•certain tax attributes of the Blocker, which holds QualTek Common Units that are acquired directly or indirectly by us pursuant to a Reorganization Transaction (each of the foregoing, collectively, the “Tax Attributes”).
Under the Tax Receivable Agreement, the Tax Group generally is treated as realizing a tax benefit from the use of a Tax Attribute on a “with and without” basis, thereby generally treating the Tax Attributes as the last item used, subject to several exceptions. Payments under the Tax Receivable Agreement generally are based on the tax reporting positions that we determine (with the amount of subject payments determined in consultation with an advisory firm and subject to the TRA Holder Representative’s review and consent), and the IRS or another taxing authority may challenge all or any part of position taken with respect to Tax Attributes or the utilization thereof, and a court may sustain such a challenge. In the event that any tax benefits initially claimed by the Tax Group are disallowed, the TRA Holders will not be required to reimburse us for any excess payments that may previously have been made pursuant to the Tax Receivable Agreement, for example, due to adjustments resulting from examinations by taxing authorities. Rather, any excess payments made to such TRA Holders will be applied against and reduce any future cash payments otherwise required to be made by us under the Tax Receivable Agreement, if any, after the determination of such excess. As a result, in certain circumstances we could be required to make payments under the Tax Receivable Agreement in excess of the Tax Group’s actual savings in respect of the Tax Attributes.

The Tax Receivable Agreement provides that, in the event that (i) we exercise our early termination rights under the Tax Receivable Agreement, (ii) certain changes of control of QualTek occur (as described in the Third Amended and Restated LLCA), (iii) QualTek in certain circumstances, fails to make a payment required to be made pursuant to the Tax Receivable Agreement by its final payment date, which non-payment continues for 60 days following such final payment date or (iv) QualTek materially breaches (or is deemed to materially breach) any of its material obligations under the Tax Receivable Agreement other than as described in the foregoing clause (iii) and, in the case of clauses (iii) and (iv), unless certain liquidity related or restrictive covenant related exceptions apply, QualTek’s obligations under the Tax Receivable Agreement will accelerate (if the TRA Holder Representative so elects in the case of clauses (ii)-(iv)) and QualTek will be required to make a lump-sum cash payment to all the TRA Holders equal to the present value of all forecasted future payments that would have otherwise been made under the Tax Receivable Agreement, which lump-sum payment would be based on certain assumptions, including those relating to there being sufficient future taxable income of the Tax Group to fully utilize the Tax Attributes over certain specified time periods and that all QualTek Common Units (including QualTek Common Units held by Blocker) that had not yet been exchanged for Common Stock or cash are deemed exchanged for cash. The lump-sum payment could be material and could materially exceed any actual tax benefits that the TRA Holder realizes subsequent to such payment.
As a result of the foregoing, in some circumstances (i) QualTek could be required to make payments under the Tax Receivable Agreement that are greater than or less than the actual tax savings that the Tax Group realizes in respect of the Tax Attributes and (ii) it is possible that QualTek may be required to make payments years in advance of the actual realization of tax benefits (if any, and may never actually realize the benefits paid for) in respect of the Tax Attributes (including if any Early Termination Events occur).
QualTek is required to notify and keep the TRA Holder Representative reasonably informed regarding tax audits or other proceedings the outcome of which is reasonably expected to reduce or defer payments to any TRA Holder under the Tax Receivable Agreement and the TRA Holder Representative and any affected TRA Holder has the right to (i) discuss with QualTek, and provide input and comment to QualTek regarding any portion of any such tax audit or proceeding and (ii) participate in, at the affected TRA Holders’ and TRA Holder Representative’s expense, any such portion of any such tax audit or other tax proceeding to the extent it relates to issues the resolution of which would reasonably be expected to reduce or defer payments to any TRA Holder under the Tax Receivable Agreement. QualTek is not permitted to settle or fail to contest any issue pertaining to income taxes that is reasonably expected to materially and adversely affect the TRA Holders’ rights and obligations under the Tax Receivable Agreement without the consent of the TRA Holder Representative (which is not to be unreasonably withheld or delayed).
Under the Tax Receivable Agreement, QualTek is required to provide the TRA Holder Representative with a schedule showing the calculation of payments that are due under the Tax Receivable Agreement with respect to each taxable year. This calculation will be based upon the advice of our tax advisors and an advisory firm. Payments under the Tax Receivable Agreement generally will be required to be made to the TRA Holders a short period of time after this schedule becomes final pursuant to the procedures set forth in the Tax Receivable Agreement, although interest on such payments will begin to accrue at from the due date (without extensions) of the U.S. federal income tax return of QualTek. Any late payments that may be made under the Tax Receivable Agreement will continue to accrue interest (generally at a default rate) until such payments are made.

Item 14.     Principal Accounting Fees and Services
The following table sets forth the aggregate fees billed to the Company for the years ended December 31, 2022 and 2021 by RSM, the Company's independent auditor during those period:

	2022	2021
Audit Fees (1)	$561,350	$657,460
Audit-Related Fees (2)	172,219	121,118
Tax Fees (3)	310,573	192,270
Other Fees (4)	—	—
Totals	$1,044,142	$970,848
____________________________
(1) "Audit Fees" consist of the aggregate fees billed by RSM for professional services rendered for the audit of our annual financial statements, including the audited financial statements presented in our Current Report on Form 10-K, as filed with the SEC on April 28, 2023, review of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements for those fiscal years.
(2) "Audit-related Fees" consist of fees related to audit and assurance procedures not otherwise included in Audit Fees, including related to Sarbanes-Oxley compliance, the application of generally accepted accounting principles to proposed transactions, and new accounting pronouncements.
(3) "Tax Fees" consist of tax return preparation, international and domestic tax studies, consulting and planning.
(4) "Other Fees" consist of other services.
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
(a)Exhibits.

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

3.1	Second Amended and Restated Certificate of Incorporation of QualTek Services Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on February 16, 2022)

3.2	Bylaws of QualTek Services Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on February 16, 2022)

4.1	Description of registered securities (incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K filed on April 15, 2022)

10.1
Amendment to Term Credit and Guaranty Agreement, dated March 16, 2023, by and among QualTek Buyer, LLC, QualTek LLC, certain subsidiaries of QualTek LLC and Citibank, N.A., as administrative agent and collateral agent.

10.2
Amendment to ABL Credit and Guaranty Agreement, dated March 16, 2023, by and among QualTek Buyer, LLC, QualTek LLC, certain subsidiaries of QualTek LLC and PNC Bank, National Association, as administrative agent and collateral agent.

10.3
Third Amended and Restated Limited Liability Company Agreement of QualTek HoldCo, LLC, dated as of February 14, 2022, by and among QualTek Services Inc. and the Members (as defined therein) set forth on Exhibit A thereto (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on February 16, 2022)

10.4
Indenture, dated as of February 14, 2022, by and among QualTek Services Inc., the Guarantors (as defined in the Indenture) party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on February 16, 2022)

10.5	Form of Convertible Notes (included in Exhibit 10.4)

10.6#	QualTek Services Inc. 2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on February 16, 2022)

10.7#
Form of Nonqualified Stock Option Agreement pursuant to the QualTek Services Inc. 2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed on February 16, 2022)

10.8#	QualTek Services Inc. 2022 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed on February 16, 2022)

Exhibit	Description

10.9#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed on February 16, 2022)

10.10#
Employment Agreement between Matthew J. McColgan and QualTek Services Inc., dated December 10, 2022 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 13, 2022)

10.11
Term Credit and Guaranty Agreement, dated as of July 18, 2018, as amended by Amendment No. 2, dated as of February 14, 2022, by and among QualTek Buyer, LLC, QualTek LLC, and certain of its subsidiaries, the lenders party thereto, and Citibank, N.A. as administrative and collateral agent (conformed copy through Amendment No. 2) (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on May17, 2022)

10.11
Ninth Amendment and Waiver to ABL Credit and Guaranty Agreement, dated as of November 11, 2022 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 15, 2022)

10.12*	Tenth Amendment to ABL Credit and Guaranty Agreement, dated as of December 23, 2022

10.13*
ABL Credit and Guaranty Agreement, dated as July 18, 2018, as amended by that Tenth Amendment, dated December 23, 2022, by and among QualTek Buyer, LLC, QualTek LLC, and certain of its subsidiaries, the lenders party thereto, and PNC Bank, National Association, as administrative and collateral agent (conformed copy through Tenth Amendment)

14.1*	QualTek Services Inc. Code of Ethics (incorporated by reference to Exhibit 14.1 of the Company’s Current Report on Form 8-K filed on February 16, 2022)

16.1*	Letter from Marcum LLP to Securities and Exchange Commission, dated February 16, 2022 (incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K filed on February 16, 2022)

21.1**	List of subsidiaries of QualTek Services Inc.

23.1*	Consent of RSM US LLP Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included on the signature page herein).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit	Description
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)
__________________________________________
*Filed herewith.
# Indicates a management contract or compensatory plan, contract or arrangement.
†Schedules and similar attachments to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of such omitted materials to the SEC upon request.
Item 16.     Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Act, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

QUALTEK SERVICES INC.

Date: April 28, 2023	By:	/s/ Christopher S. Hisey
Name: Christopher S. Hisey
Title: Chief Executive Officer and Director
KNOW ALL BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Christopher S. Hisey and Matthew J. McColgan, or any of them, severally, as his or her attorney-in-fact and agent, with full power of substitution and resubstitution, for such person and in such person’s name, place, and stead, in any and all capacities, to sign this Form 10-K, and to file the same with all exhibits hereto, and all other documents in connection herewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and any of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K, has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Position	Date

/s/ Christopher S. Hisey	Chief Executive Officer and Director	April 28, 2023
Christopher S. Hisey	(Principal Executive Officer)

/s/ Matthew J. McColgan	Chief Financial Officer	April 28, 2023
Matthew J. McColgan	(Principal Accounting and Financial Officer)

/s/ Andrew Weinberg	Chairman	April 28, 2023
Andrew Weinberg

/s/ Bruce Roberson	Director	April 28, 2023
Bruce Roberson

/s/ Cielo Hernandez	Director	April 28, 2023
Cielo Hernandez

/s/ Daniel Lafond	Director	April 28, 2023
Daniel Lafond

/s/ John Kritzmacher	Director	April 28, 2023
John Kritzmacher

/s/ Alan J. Carr	Director	April 28, 2023
Alan J. Carr

/s/ Matthew Allard	Director	April 28, 2023
Matthew Allard

/s/ Emanuel R. Pearlman	Director	April 28, 2023
Emanuel R. Pearlman