Form 10-K/A
period 2022-12-31
QualTek Services Inc.
filed 2023-05-02
CIK 1839412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A (Amendment No. 1)
(Mark One)

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

475 Sentry Way Parkway E, Suite 200
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
Documents Incorporated by Reference: None.

EXPLANATORY NOTE
This Amendment No. 1 (this “Amendment”) to the Annual Report on Form 10-K of QualTek Services Inc. (the “Company”) is being filed to include a signed copy of the Report of Independent Registered Public Accounting Firm (the “Report”) on the Company’s financial statements filed under Item 8 of Part II of Form 10-K. The original Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (the “Commission”) on April 28, 2023 (the “Original Form 10-K”) inadvertently included an unsigned copy of the Report.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Item 8 of Part II is hereby amended and restated in its entirety, and Part IV, Item 15 of the Original Form 10-K is hereby amended and restated in its entirety, for the purpose of adding new certifications by our principal executive officer and principal financial officer and a new consent of the Company’s independent registered public accounting firm. Except as otherwise expressly set forth in this Amendment, no portion of the Original Form 10-K is being amended, modified or updated by this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K.

Item 8.    Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
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
/s/ RSM US LLP
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
See notes to the consolidated financial statements

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

On February 14, 2022, in connection with the Closing of the Business Combination, the Company:
•entered into an indenture (the “Indenture”) with Wilmington Trust, National Association, as trustee, and certain guarantors party thereto, including, among others, certain subsidiaries of the Company, in respect of $124,685 thousand in aggregate principal amount of senior unsecured convertible notes due 2027 (“2027 Convertible Notes”, see Note 8-Debt and Financing Lease Obligations) that were issued to certain investors (collectively, the “Convertible Note Investors”). The 2027 Convertible Notes were purchased by the Convertible Note Investors pursuant to certain convertible note subscription agreements, dated as of February 14, 2022, between the Company and each of the Convertible Note Investors (collectively, the “Convertible Note Subscription Agreements”);
•received $35,915 thousand in aggregate consideration from Private Investment in Public Equity (“PIPE”) Subscribers Investors in exchange for 3,989 thousand shares of Class A common stock, pursuant to PIPE Subscription Agreements (“PIPE Financing”);
•received $1,033 thousand from ROCR at closing, comprised of $1,004 thousand from the trust account for 100 thousand shares that were not redeemed by the public shareholders and $29 thousand of cash from ROCR's closing balance sheet;
•issued 2,275 thousand shares of Class A Common Stock (“Blocker Owner Earnout Shares”) and 3,836 thousand shares of Class B Common Stock (“Earnout Voting Shares”) (collectively, the “Earnout Shares”) that are subject to certain restriction on transfer and voting and potential forfeiture pending the achievement of the earnout targets;
•converted Convertible notes – June 2021 (see Note 8-Debt and Financing Lease Obligations) into 2,875 thousand shares of Class A common stock and 4,063 thousand shares of Class B common stock;
•assumed 2,875 thousand Public Warrants and 102 thousand Private Placement Warrants sold by ROCR as part of its initial public offering;
•fully repaid $34,718 thousand of acquisition debt (see Note 8-Debt and Financing Lease Obligations) plus accrued interest with the proceeds from the transaction;
•paid down $73,000 thousand of debt associated with the line of credit (see Note 8-Debt and Financing Lease Obligations);
•paid down $500 thousand of ROCR's promissory note; and
•pursuant to the Tax Receivable Agreement (“TRA”) entered into by and between the Company, QualTek HoldCo, LLC, the TRA Holders (as defined in the TRA) and the TRA Holder Representative (as defined in the TRA), the Company will be required to pay the TRA Holders 85% of the amount of savings, if any, that the Company is deemed to realize in certain circumstances as a result of certain tax attributes that exist following the Business Combination and that are created thereafter, including as a result of payments made under the TRA. See Note 14-Tax Receivable Agreement regarding the disclosures of the impact of the TRA as of the Closing Date and as of December 31, 2022.
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
Once the warrants become exercisable, the Company may redeem the Public Warrants:
•in whole and not in part;
•at a price of $0.01 per warrant;
•at any time after the warrants become exercisable;
•upon not less than 30 days’ prior written notice of redemption to each warrant holder;
•if, and only if, the reported last sale price of the shares of Class A Common Stock equals or exceeds $18.00 per share, for any 20 trading days within a 30-day trading period commencing after the warrants become exercisable and ending on the third business day prior to the notice of redemption to warrant holders; and
•if, and only if, there is a current registration statement in effect with respect to the shares of Class A Common Stock underlying such warrants at the time of redemption and for the entire 30 days trading period referred to above and continuing each day thereafter until the date of redemption.
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

	Fair Value at December 31, 2022
	Carrying Value	Level 1	Level 2	Level 3
Financial liabilities
Contingent consideration (1)	$5,200	$—	$—	$5,200
Warrant liability (1)	77	—	—	77
	$5,277	$—	$—	$5,277

	Fair Value at December 31, 2021
	Carrying Value	Level 1	Level 2	Level 3
Financial liabilities
Contingent consideration	$30,756	$—	$—	$30,756
	$30,756	$—	$—	$30,756

(1) Included in "Other non-current liabilities" on the consolidated balance sheets.
The following table sets forth a summary of the changes in fair value of the Company’s Level 3 financial liabilities:

	Warrant liability	Contingent consideration
January 1, 2021	$—	$18,129
Acquisitions (see Note 4)	—	26,202
Accretion	—	1,205
Change in fair value	—	(4,780)
Reclassification to acquisition debt	—	(10,000)
December 31, 2021	—	30,756
Assumption of private placement warrants in Business Combination	77	—
Accretion	—	1,440
Reclassification to short term debt	—	(7,498)
Change in fair value	—	(19,498)
December 31, 2022	$77	$5,200
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

10.1
Amendment to Term Credit and Guaranty Agreement, dated March 16, 2023, by and among QualTek Buyer, LLC, QualTek LLC, certain subsidiaries of QualTek LLC and Citibank, N.A., as administrative agent and collateral agent. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 16, 2023)

10.2
Amendment to ABL Credit and Guaranty Agreement, dated March 16, 2023, by and among QualTek Buyer, LLC, QualTek LLC, certain subsidiaries of QualTek LLC and PNC Bank, National Association, as administrative agent and collateral agent. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on March 16, 2023)

10.3
Third Amended and Restated Limited Liability Company Agreement of QualTek HoldCo, LLC, dated as of February 14, 2022, by and among QualTek Services Inc. and the Members (as defined therein) set forth on Exhibit A thereto (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on February 16, 2022)

10.4
Indenture, dated as of February 14, 2022, by and among QualTek Services Inc., the Guarantors (as defined in the Indenture) party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on February 16, 2022)

10.5	Form of Convertible Notes (included in Exhibit 10.4)

1

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

14.1	QualTek Services Inc. Code of Ethics (incorporated by reference to Exhibit 14.1 of the Company’s Current Report on Form 8-K filed on February 16, 2022)

16.1	Letter from Marcum LLP to Securities and Exchange Commission, dated February 16, 2022 (incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K filed on February 16, 2022)

21.1	List of subsidiaries of QualTek Services Inc. (incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K filed on April 28, 2023)

23.1*	Consent of RSM US LLP Independent Registered Public Accounting Firm (49)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
2

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)
__________________________________________
*Filed herewith.
# Indicates a management contract or compensatory plan, contract or arrangement.
†Schedules and similar attachments to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of such omitted materials to the SEC upon request.

3

SIGNATURES
Pursuant to the requirements of the Securities Act, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

QUALTEK SERVICES INC.

Date: May 1, 2023	By:	/s/ Christopher S. Hisey
Name: Christopher S. Hisey
Title: Chief Executive Officer and Director

Date: May 1, 2023	By:	/s/ Matthew J. McColgan
Name: Matthew J. McColgan
Title: Chief Financial Officer

4