Form 10-Q
period 2023-04-01
QualTek Services Inc.
filed 2023-07-13
CIK 1839412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended: April 1, 2023
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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
(484) 804-4585
(Registrant’s telephone number, including area code)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Class A Common Stock	QTEKQ (1)	The NASDAQ Stock Market LLC (1)
Warrants	QTEWQ (1)	The NASDAQ Stock Market LLC (1)
(1) On June 2, 2023, our Class A common stock and warrants were suspended from trading on the Nasdaq Stock Market LLC (“Nasdaq”) and began trading over-the-counter under the symbols “QTEKQ” and “QTEWQ,” respectively. On July 10, 2023, Nasdaq filed a Form 25 with the Securities and Exchange Commission (the “SEC”) to delist our Class A common stock and warrants and to remove them from registration under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The delisting will become effective 10 days after the filing of the Form 25. In accordance with Rule 12d2-2 of the Exchange Act, the deregistration of our Class A common stock and warrants under Section 12(b) of the Exchange Act will become effective 90 days, or such shorter period as the SEC may determine, from the date of the Form 25 filing.
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
☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,805,659 shares of Class A Common Stock, $0.0001 par value, and 23,304,200 shares of Class B Common Stock, $0.0001 par value, outstanding as of July 10, 2023.

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
The forward-looking statements are based on the current expectations of the management of QualTek Services Inc. (the "Company" or "QualTek") and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of such statement. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Factors that may impact such forward-looking statements include, but are not limited to the following:
•the effects of the Restructuring Support Agreement or any agreement between the Company and its lenders and noteholders, including the Company's ability to reduce its debt, strengthen its balance sheet and facilitate an infusion of new capital;
•the volatility in the price of our common stock, including as a result of our Chapter 11 reorganization;
•the ability of the Company to continue to operate in the ordinary course of business while the Restructuring and Chapter 11 process are pending and without disruptions to relationships with suppliers, customers, employees and other third parties and regulatory authorities;
•the risks and uncertainties related to our Chapter 11 Cases;
•the effect of delays in our Chapter 11 Cases;
•the accuracy of our assumptions about the effectiveness of our Chapter 11 plan of reorganization;
•the ability of the Company to achieve its goals after the Chapter 11 reorganization;
•the Company’s ability to comply with covenants in the Debtor-in-Possession ("DIP") financing arrangements;
•the possibility that existing claims may not be discharged in the Chapter 11 Cases;
•the impact of the delisting from Nasdaq;
•increased administrative and legal costs related to the Restructuring Transactions and the Chapter 11 process;
•litigation and inherent risks involved in a Restructuring or bankruptcy process;
•the Company's potential need to seek additional strategic alternatives, including by raising additional equity capital or debt, by reducing or delaying its business activities, by initiating reductions in force or by selling assets;
•employee attrition and the Company's ability to retain senior management and other key personnel due to the distractions and uncertainties in connection with the Restructuring Transactions;
•the effect of changes on our capital structure from the Chapter 11 reorganization;
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
ii

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
Should one or more of these risks or uncertainties materialize or should any of the assumptions made by the management of QualTek prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Except to the extent required by applicable law or regulation, the Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q to reflect the occurrence of unanticipated events.
iii

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
QUALTEK SERVICES INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited - in thousands, except share and per share information)

	April 1, 2023	December 31, 2022
Assets
Current assets:
Cash	$8,149	$495
Accounts receivable, net of allowance for doubtful accounts of $5,071 thousand and $5,408 thousand, respectively	222,580	244,964
Inventories, net	6,728	9,033
Prepaid expenses	6,843	5,289
Other current assets	6,536	2,815
Total current assets	250,836	262,596
Property and equipment, net of accumulated depreciation of $43,732 thousand and $39,671 thousand, respectively	63,958	59,818
Operating lease right-of-use assets	27,405	28,566
Intangible assets, net	311,157	321,686
Goodwill	14,493	14,493
Other non-current assets	4,072	1,768
Total assets	$671,921	$688,927
Liabilities and Deficit
Current liabilities:
Current portion of long-term debt and finance lease obligations, net	$592,867	$556,426
Current portion of operating lease liability	9,516	9,594
Accounts payable	77,311	83,298
Accrued expenses	48,131	50,510
Contract liabilities	22,358	24,094
Total current liabilities	750,183	723,922
Long-term finance lease liabilities	27,337	22,875
Long-term operating lease liability	21,217	22,491
Tax receivable agreement liabilities	15,084	15,084
Other non-current liabilities	5,277	5,275
Total liabilities	819,098	789,647
Commitments and contingencies (Notes 6 and 14)
Deficit:
Class A common stock, $0.0001 par value; 500,000,000 shares authorized, 27,805,659 issued and outstanding at April 1, 2023 and December 31, 2022	3	3
Class B common stock, $0.0001 par value; 500,000,000 shares authorized, 23,304,200 issued and outstanding at April 1, 2023 and December 31, 2022	2	2
Additional paid-in capital	174,507	174,112
Accumulated deficit	(251,142)	(226,648)
Non-controlling interest	(70,547)	(48,189)
Total deficit	(147,177)	(100,720)
Total liabilities and deficit	$671,921	$688,927
See notes to the consolidated financial statements.

QUALTEK SERVICES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited - in thousands, except share and per share information)

	For the Three Months Ended
	April 1, 2023	April 2, 2022
Revenue	$156,246	$148,161
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	143,444	132,105
General and administrative	24,376	22,141
Transaction expenses	—	9,268
Depreciation and amortization	14,999	14,766
Total costs and expenses	182,819	178,280
Loss from operations	(26,573)	(30,119)
Other income (expense):
Gain on sale/disposal of property and equipment	304	1,915
Interest expense	(20,583)	(12,343)
Total other expense	(20,279)	(10,428)
Net loss	(46,852)	(40,547)
Less: Net loss attributable to non-controlling interests	(22,358)	(35,547)
Net loss attributable to QualTek Services Inc.	$(24,494)	$(5,000)
Comprehensive loss	$(24,494)	$(5,000)
Earnings per share:
Net loss per share - basic	$(0.88)	$(0.20)
Net loss per share - diluted	$(0.91)	$(0.20)
Weighted average Class A common shares outstanding - basic	25,530,725	22,171,350
Weighted average Class A common shares outstanding - diluted	44,998,748	22,171,350
See notes to the consolidated financial statements.

QUALTEK SERVICES INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited - in thousands, except share information)

	Class A Shares		Class B Shares		Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2022	27,805,659	$3	23,304,200	$2	$174,112	$(226,648)	$(48,189)	(100,720)
Share based compensation	—	—	—	—	395	—	—	395
Net loss	—	—	—	—	—	(24,494)	(22,358)	(46,852)
Balance, April 1, 2023	27,805,659	$3	23,304,200	$2	$174,507	$(251,142)	$(70,547)	(147,177)

	Class A Units		Class A Shares		Class B Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2021	2,258,909	$252,595	—	$—	—	$—	$—	$(320,080)	$507	$—	$(66,978)
Adoption of ASU 2020-06	—	—	—	—	—	—	(12,270)	8,861	—	—	(3,409)
Share based compensation	—	—	—	—	462,572	—	6,711	—	—	—	6,711
Business Combination	(2,258,909)	(252,595)	24,446,284	2	26,201,003	3	216,972	121,247	(507)	15,048	100,170
Tax receivable agreement liability	—	—	—	—	—	—	(34,092)	—	—	—	(34,092)
Net loss	—	—	—	—	—	—	—	(5,000)	—	(35,547)	(40,547)
Balance, April 2, 2022	—	$—	24,446,284	$2	26,663,575	$3	$177,321	$(194,972)	$—	$(20,499)	$(38,145)
See notes to the consolidated financial statements.

QUALTEK SERVICES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - in thousands)

	For the Three Months Ended
	April 1, 2023	April 2, 2022
Cash flows from operating activities:
Net loss	$(46,852)	$(40,547)
Adjustments:
Depreciation and amortization	14,999	14,766
Amortization of debt issuance costs	1,576	1,668
Share-based compensation - stock options	395	—
Share-based compensation - Class P Units	—	6,711
Provision for bad debt expense	(196)	(1,006)
Gain on sale of property and equipment	(304)	(1,915)
Other	231	—
Changes in assets and liabilities:
Accounts receivable	22,581	(10,475)
Inventories	2,306	(1,176)
Prepaid expenses and other assets	(7,539)	1,374
Accounts payable and accrued liabilities	(8,435)	(8,827)
Contract liabilities	(1,736)	(1,259)
Net cash used in operating activities from continuing operations	$(22,974)	$(40,686)
Net cash provided by operating activities from discontinued operations	$—	$1,063
Net cash used in operating activities	$(22,974)	$(39,623)
Cash flows from investing activities:
Purchases of property and equipment	(941)	(801)
Proceeds from sale of property and equipment	407	2,278
Net cash (used in) provided by investing activities	$(534)	$1,477
Cash flows from financing activities:
Repayment of line of credit	(6,181)	(48,069)
Proceeds from senior unsecured convertible notes	—	124,685
Proceeds of short-term debt (net)	54,926	—
Debt issuance costs	(11,089)	—
Repayment of short-term debt	(2,391)	(2,391)
Repayment of acquisition debt	—	(34,718)
Repayment of promissory note	—	(500)
Payments for financing fees	—	(8,928)
Payments of finance leases	(4,103)	(4,330)
Proceeds from issuance of common stock - PIPE	—	36,948
Payments for equity issuance costs	—	(24,999)
Tax distributions to members	—	(98)
Net cash provided by financing activities	$31,162	$37,600
Effect of foreign currency exchange rate translation on cash	—	(10)
Net increase (decrease) in cash	7,654	(556)
Cash:
Beginning of year	$495	$2,151
End of year	$8,149	$1,595
Balances included in the consolidated balance sheets:
Cash	$8,149	$180
Cash included in current assets of discontinued operations	$—	$1,415
Cash at end of year	$8,149	$1,595
Supplemental disclosure of cash flow information:
Cash paid for:
Interest from continuing operations	$13,266	$12,287
Non-cash investing and financing activities:
Assets acquired under financing leases from continuing operations	$8,239	$5,264
See notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1.    Nature of Business and Summary of Significant Accounting Policies

Nature of Business: QualTek Services Inc. (collectively with its consolidated subsidiaries, “QualTek”, the “Company”, “we”, “our”, or “us”) is a leading provider of communication infrastructure services and renewable solutions, delivering a full suite of critical services to major telecommunications and utility customers across the United States.
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
On February 14, 2022, QualTek Services Inc. completed the Business Combination (the “Business Combination”) with QualTek HoldCo, LLC (“QualTek HoldCo”) (f/k/a BCP QualTek HoldCo, LLC), a Delaware limited liability company (“BCP QualTek”) (the “Closing”), pursuant to the Business Combination Agreement (the “Business Combination Agreement”) dated as of June 16, 2021, by and among (i) ROCR, (ii) Roth CH III Blocker Merger Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of ROCR (“Blocker Merger Sub”), (iii) BCP QualTek Investors, LLC, a Delaware limited liability company (the “Blocker”), (iv) Roth CH III Merger Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of ROCR (“Company Merger Sub”), (v) BCP QualTek and (vi) BCP QualTek, LLC, a Delaware limited liability company, solely in its capacity as representative of the Blocker’s equity holders and BCP QualTek’s equity holders.
The cumulative value of the merger consideration in the Business Combination was $306,888 thousand. Blocker Merger Sub merged with and into the Blocker (the “Blocker Merger”), resulting in the equity interests of the Blocker being converted into the right to receive 11,924 thousand shares of Class A common stock of the Company (the “Class A Common Stock”), and the owners of such equity interests in the Blocker (the “Blocker Owners”) being entitled to such shares of Class A Common Stock at the Closing, and thereafter, the surviving Blocker merged with and into ROCR, with ROCR as the surviving company (the “Buyer Merger”), resulting in the cancellation of the equity interests of the surviving Blocker and ROCR directly owning all of the units of QualTek HoldCo (the “QualTek Units”) previously held by the Blocker. Immediately following the Buyer Merger, Company Merger Sub merged with and into QualTek HoldCo, with QualTek HoldCo as the surviving company (the “QualTek Merger”), resulting in (i) QualTek HoldCo becoming a subsidiary of ROCR, (ii) the QualTek Units (excluding those held by the Blocker and ROCR) being converted into the right to receive 18,765 thousand shares of Class B common stock, par value $0.0001 per share (the “Class B Common Stock” and, together with the Class A Common Stock, the “Common Stock”) and the holders of QualTek Units being entitled to such shares of Class B Common Stock at the Closing, (iii) the QualTek Units held by ROCR being converted into the right to receive a number of common units of QualTek HoldCo (the “Common Units”) equal to the number of shares of Class A Common Stock issued and outstanding (i.e., 21,571 thousand QualTek Units), less the number of Common Units received in connection with the contribution described immediately below (i.e., 16,160 thousand QualTek Units). With respect to the portion of merger consideration to which the Blocker Owners and holders of QualTek Units were entitled as described above, the cumulative value of such merger consideration equaled the Equity Value. The “Equity Value” is the sum of (i) $294,319 thousand, plus (ii) the value of any Equity Interests of the Company issued as consideration for any acquisitions by the Company prior to the Closing (i.e., $10,000 thousand), plus (iii) the amount of interest accrued on that certain convertible promissory note (see Note 6-Debt and Capital Lease Obligations) in an aggregate principal amount of $30,558 thousand issued by the Company to BCP QualTek II in exchange for all of BCP QualTek II’s Class B Units. No portion of the merger consideration was paid in cash. The foregoing represents the total consideration to be paid to the Blocker Owners and holders of QualTek Units in connection with the Business Combination. The Company contributed, as a capital contribution in exchange for a portion of the QualTek Units it acquired in the QualTek Merger (i.e., 16,160 thousand QualTek Units), $161,604 thousand, representing the amount of cash available after payment of the merger consideration under the Business Combination Agreement, which was used in part by QualTek or its Subsidiaries to pay the transaction expenses under the Business Combination Agreement.

On February 14, 2022, in connection with the Closing of the Business Combination, the Company:
–entered into an indenture (the “Indenture”) with Wilmington Trust, National Association, as trustee (the "Trustee"), and certain guarantors party thereto, including, among others, certain subsidiaries of the Company, in respect of $124,685 thousand in aggregate principal amount of senior unsecured convertible notes due 2027 (“2027 Convertible Notes”, see Note 6-Debt and Capital Lease Obligations) that were issued to certain investors;
–received $35,915 thousand in aggregate consideration from Private Investment in Public Equity (“PIPE”) subscribers investors in exchange for 3,989 thousand shares of Class A Common Stock;
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
–converted convertible notes due June 2021 (“Convertible notes - June 2021”) into 2,875 thousand shares of Class A Common Stock and 4,063 thousand shares of Class B common stock;
–assumed 2,875 thousand warrants (“Public Warrants”) and 102 thousand private placement warrants sold by ROCR as part of its initial public offering (“Private Placement Warrants”);
–fully repaid $34,718 thousand of acquisition debt plus accrued interest with the proceeds from the transaction;
–paid down $73,000 thousand of debt associated with the QualTek Holdco line of credit;
–paid down $500 thousand of ROCR's promissory note; and
–pursuant to the Tax Receivable Agreement (“TRA”) entered into by and between the Company, QualTek HoldCo, LLC, the TRA Holders (as defined in the TRA) and the TRA Holder Representative (as defined in the TRA), the Company will be required to pay the TRA Holders 85% of the amount of savings, if any, that the Company is deemed to realize in certain circumstances as a result of certain tax attributes that exist following the Business Combination and that are created thereafter, including as a result of payments made under the TRA. Refer to Note 12-Tax Receivable Agreement regarding the disclosures of the impact of the TRA as of the Closing Date and as of April 1, 2023.
The Business Combination is accounted for as a reverse recapitalization in accordance with accounting principles generally accepted in the United States of America (“GAAP”) with QualTek HoldCo treated as the accounting acquirer. Accordingly, our consolidated financial statements represent a continuation of the financial statements of QualTek HoldCo with net assets of QualTek Services Inc. stated at historical cost. Following the closing of the Business Combination, the combined company is organized in an “Up-C” structure in which QualTek Services Inc. became the sole managing member of QualTek HoldCo and therefore, operates and controls all of the business and affairs of QualTek HoldCo. Accordingly, QualTek Services Inc. consolidates the financial results of QualTek HoldCo, and reports a non-controlling interest in its consolidated financial statements representing the economic interest in QualTek HoldCo owned by the members, other than the Blocker, of QualTek HoldCo referred to as the “Flow-Through Sellers.” As of April 1, 2023, the Company owned an economic interest of approximately 52% in QualTek HoldCo. The remaining approximately 48% economic interest is owned by the Flow-Through Sellers.
Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP, under the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and on a basis consistent with the audited consolidated financial statements and related notes thereto of QualTek HoldCo and its consolidated subsidiaries as of and for the year ended December 31, 2022. The consolidated balance sheet of QualTek HoldCo as of December 31, 2022, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. These unaudited consolidated financial statements should be read in conjunction with such audited consolidated financial statements and related notes thereto of QualTek HoldCo, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on April 28, 2023 (the “Form 10-K”) and 10-K/A filed with SEC on May 2, 2023 (“Form 10-K/A”).
These unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments unless otherwise noted) that management considers necessary for a fair statement of the Company’s results of operations, financial condition, cash flows and stockholders’ equity for the interim periods presented. Due to the seasonal nature of the Company's business, interim results are not necessarily indicative of the results to be expected for the full year.
Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has negative working capital and recurring losses from operations, recurring negative cash flows from operations and substantial cumulative net losses to date. As previously reported in the Company’s Current Reports on Form 8-K filed with the SEC on May 31, 2023 and July 7, 2023, on May 24, 2023 (the "Petition Date"), the Company and certain of its subsidiaries (together with the Company, the “Company Parties”) commenced voluntary cases (the "Chapter 11 Cases") under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Chapter 11 cases are being jointly administered by the Bankruptcy Court under the lead case In re QualTek Services Inc., Case No. 23-90584 (CML). The Company expects to incur significant professional fees and other costs in connection with, and throughout, the Chapter 11 Cases. The Company expects to continue operations in the normal course for the duration of the Chapter 11 Cases. To ensure ordinary course operations, the Company obtained approval from the Bankruptcy Court for certain “first day” motions to continue its ordinary course operations after the filing date. On June 13, 2023, the Company received approval from the Bankruptcy Court for $40,000 thousand of financing from the Term Loan Debtor-in-Possession ("DIP") Facility, which will provide it with immediate liquidity so that the Company can continue operating its business as usual during the Chapter 11 Cases and pay the costs and professional fees associated therewith, although the Company plans to lower its operating budget and further reduce the scale of its operations in connection with the Chapter 11 Cases. However, for the duration of the Chapter 11 Cases, the Company’s operations and ability to develop and execute its business plan, its financial condition, liquidity and its continuation as a going concern are subject to a high degree of risk and uncertainty associated with the Chapter 11 Cases. The outcome of the Chapter 11 Cases is dependent upon factors that are outside of the Company’s control, including actions of the Bankruptcy Court. The Company can give no assurances that it will be able to secure additional sources of funds to support its operations, or, if such funds are available to the Company, that such additional financing will be sufficient to meet its needs. See Note 16. Subsequent Events for further information.
As such, management cannot conclude that such plans will be effectively implemented within one year after the date that the financial statements are issued. As a result, management has concluded that the aforementioned conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date the financial statements are issued.
If the Company is unable to raise additional capital in sufficient amounts or on terms acceptable, or improve its current debt levels, the Company may have to significantly scale back its operations. The consolidated financial statements do not reflect any adjustments that might be necessary if the Company is unable to continue as a going concern.
If the Company raises additional funds by issuing equity securities, substantial dilution to existing stockholders will result. If the Company raises additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict the Company’s ability to operate its business.
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
Emerging Growth Company: The Company is an “Emerging Growth Company” (“EGC”), as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it is exempted from certain reporting requirements that are applicable to other public companies that are not EGCs including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
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
Risks and uncertainties: The Company’s business operations may be adversely impacted by its current liquidity constraints. As a result of these liquidity constraints, the Company has filed for petition under Chapter 11 of the U.S. Bankruptcy Code. For the duration of the Chapter 11 Cases, the Company’s operations and ability to develop and execute its business plan, its financial condition, liquidity and its continuation as a going concern are subject to a high degree of risk and uncertainty. The Company’s business operations may also be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control.
Principles of Consolidation: The consolidated financial statements comprise the accounts of the Company and its consolidated subsidiaries, including QualTek HoldCo. For the periods prior to the Business Combination, the consolidated financial statements of the Company comprise the accounts of QualTek HoldCo and its consolidated subsidiaries.
All intercompany accounts and transactions have been eliminated in consolidation.
Non-controlling Interests: The Company presents non-controlling interests as a component of equity on its unaudited consolidated balance sheets and reports the portion of its loss for non-controlling interests as net loss attributable to non-controlling interests in the unaudited consolidated statements of operations and comprehensive loss. The non-controlling interests represent the economic interest in QualTek Holdco held by the Flow-through Sellers (see Note 9-Equity).
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
The Company earns revenue primarily from construction related projects under certain master service agreements ("MSAs") and other service agreements contracts. Portions of the contracts include one or multiple performance obligations, which is a contractual promise to deliver a distinct good or transfer of a specific service to a customer. We use different methods of revenue recognition for different types of contracts.
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
Revenue from fulfillment, maintenance, and recovery services provided to the telecommunication, cable and utility industries is recognized as the services are rendered. These services are generally performed under master or other service agreements and billed on a contractually agreed price per unit on a work order basis. Each service is a separate performance obligation that is recognized upon completion at a point in time as the service is delivered.
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
Revenue generated from fulfillment, maintenance, compliance and recovery services as well as certain performance obligations related to material sales is recognized at a point in time. Point in time revenue accounted for approximately 30% and 41% of consolidated revenue for three months ended April 1, 2023 and April 2, 2022, respectively. Substantially all the Company’s other revenue is recognized over time. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the services to be provided.
Significant Customers
Revenue concentration information for significant customers as a percentage of total consolidated revenue was as follows (in thousands):

	For the Three Months Ended
	April 1, 2023		April 2, 2022
	Amount	% of Total	Amount	% of Total
Customers:
AT&T	$67,829	43.4%	$55,983	37.8%
Verizon	20,163	12.9%	22,851	15.4%
T-Mobile	18,993	12.2%	19,183	13.0%
Total	$106,985	68.5%	$98,017	66.2%
Stock-Based Compensation: The Company provides the QualTek Services Inc. 2022 Long-Term Incentive Plan (the “LTIP”), which was adopted by the Board of Directors and was approved by the Company’s stockholders on February 14, 2022. The Company measures all stock-based awards granted to employees based on the fair value on the date of grant in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”). Compensation expense of those awards is recognized over the requisite service period, which is generally the vesting period of the respective award. Generally, the Company issues awards with service-only vesting conditions and records the expense using the straight-line method. The Company accounts for forfeitures as they occur. The Company uses the Black-Scholes option-pricing model to determine the fair value of its option awards at the time of grant. The Company classifies stock-based compensation expense in its unaudited consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified.
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
Tax Receivable Agreement Liabilities: The TRA liabilities represent amounts payable to the Flow-through Sellers. The TRA liabilities are carried at a value equal to the undiscounted expected future payments due under the TRA. The Company recorded its initial estimate of future payments as an increase in TRA liabilities and a decrease to additional paid-in capital in the consolidated financial statements. Subsequent adjustments to the liabilities for future payments under the TRA related to changes in estimated future tax rates or state income tax apportionment are recognized through current period net loss in the consolidated statements of operations and comprehensive loss. See Note 12-Tax Receivable Agreement.
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
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. The Company recorded the Public Warrants assumed as part of the Business Combination as equity (see Note 9-Equity). For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the consolidated statements of operations and comprehensive loss. The Company recorded the Private Placement Warrants assumed as part of the Business Combination as a liability. The fair value of the Private Placement Warrants (see Note 7-Warrants) was estimated using Black-Scholes call option model (see Note 8-Fair Value Measurements).
Earnout Shares: During the five-year period following the closing of the Business Combination, (i) if the closing sale price per share of Class A Common Stock equals or exceeds $15.00 per share for 20 trading days during any 30 consecutive trading day period, 50% of the Earnout Shares will be earned, and (ii) if the closing sale price per share of Class A Common Stock equals or exceeds $18.00 per share for 20 trading days during any 30 consecutive trading day period, the remaining 50% of the Earnout Shares will be earned. Once the Earnout Shares are earned, they are no longer subject to the restrictions on transfer and voting.
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
Transaction Costs: The Company incurred $24,999 thousand in direct and incremental costs associated with the Business Combination and PIPE Financing related to the equity issuance, consisting primarily of investment banking, legal, accounting and other professional fees, which were capitalized and charged against the proceeds of the Business Combination and PIPE Financing as a reduction of additional paid-in capital in the accompanying unaudited consolidated balance sheets in accordance with Staff Accounting Bulletin (“SAB”) Topic 5.A, Expenses of Offering. The Company incurred $9,268 thousand of expenses for the three months ended April 2, 2022. These expenses were not direct and incremental costs and accordingly, were recorded in "Transaction expenses" on consolidated statements of operations and comprehensive loss. For the three months ended April 1, 2023, there were no transaction expenses recorded.
Recent accounting pronouncements: In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU No. 2016-13”), which requires the measurement and recognition of expected credit losses for certain financial assets, including trade accounts receivable. ASU No. 2016-13 replaces the existing incurred loss impairment model with an expected loss model that requires the use of relevant information, including an entity’s historical experience, current conditions and other reasonable and supportable forecasts that affect collectability over the life of a financial asset. The amendments in ASU No. 2016-13 are effective for fiscal years beginning after December 15, 2022, with early adoption permitted. We adopted this standard effective January 1, 2023 and the impact of adoption was not material to our financial statements.
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
The following tables present the calculation of basic and diluted net loss per share for the current year period from the three months ended April 1, 2023 and the prior year period from February 14, 2022 to April 2, 2022 (in thousands except share and per share data):

Basic:
For the Three months ended April 1, 2023

Numerator:
Net loss	$(46,852)
Less: Loss attributable to non-controlling interests	(22,358)
Net loss attributable to QualTek Services Inc.	(24,494)
Less: Loss attributable to participating securities	(2,004)
Net loss attributable to Class A common shareholders, basic	$(22,490)

Denominator:
Weighted average Class A common shareholders outstanding	27,805,659
Less: Weighted average unvested Blocker Owner Earnout Shares outstanding	(2,274,934)
Weighted average Class A common shareholders outstanding, basic	25,530,725

Net loss per share - basic	$(0.88)

Diluted:
For the Three months ended April 1, 2023

Numerator:
Net loss	$(46,852)
Less: Loss attributable to non-controlling interests	(3,680)
Net loss attributable to QualTek Services, Inc.	(43,172)
Less: Loss attributable to participating securities	(2,078)
Net loss attributable to Class A common shareholders, diluted	$(41,094)

Denominator:
Weighted average Class A common shares outstanding	27,805,659
Less: weighted average unvested Blocker Owner Earnout Shares outstanding	(2,274,934)
Add: Weighted-average Class B common shares if converted to Class A common shares outstanding (excluding Earnout Voting shares)	19,468,023
Weighted average Class A common shares outstanding, diluted	44,998,748

Net loss per share - diluted	$(0.91)

February 14, 2022 through April 1, 2022
Numerator:
Net loss	$(11,016)
Less: Loss attributable to non-controlling interests	(6,016)
Net loss attributable to QualTek Services, Inc.	(5,000)
Less: Loss attributable to participating securities	(465)
Net loss attributable to Class A common shareholders, basic and diluted	$(4,535)

Denominator:
Weighted average Class A common shares outstanding	24,446,284
Less: weighted average unvested Blocker Owner Earnout Shares outstanding	(2,274,934)
Weighted average Class A common shares outstanding, basic and diluted	22,171,350

Net loss per share - basic and diluted	$(0.20)
The consolidated statements of operations and comprehensive loss reflect a net loss in the period presented and therefore the effect of the following securities are not included in the calculation of diluted loss per share as including them would have had an anti-dilutive effect:

	For the Three months ended April 1, 2023	February 14, 2022 through April 2, 2022
Excluded from the calculation (1)
Stock options	5,632,011	—
Class B common stock	—	22,827,398
Private Placement Warrants	101,992	101,992
Public Warrants	2,874,979	2,874,979
Convertible Notes	12,468,500	12,468,500
Total potentially dilutive shares excluded from calculation	21,077,482	38,272,869
____________________________________
(1)This table excludes Earnout Voting Shares as the earn out contingency has not been met at period end.

Note 3.    Property and Equipment
Property and equipment consisted of the following (in thousands):

	April 1, 2023	December 31, 2022
Office furniture	$2,287	$2,229
Computers	2,284	2,296
Machinery, equipment and vehicles	27,914	27,178
Land	140	140
Building	340	340
Leasehold improvements	5,224	5,178
Software	2,449	2,416
Assets under financing lease	65,712	57,905
Construction in process	1,340	1,807
	107,690	99,489
Less: accumulated depreciation	(43,732)	(39,671)
Property and equipment, net	$63,958	$59,818
Property and equipment include assets acquired under financing leases of $65,712 thousand and $57,905 thousand as well as accumulated depreciation of $17,517 thousand and $15,096 thousand as of April 1, 2023 and December 31, 2022, respectively. Depreciation expense was $4,470 thousand and $3,785 thousand for the three months ended April 1, 2023 and April 2, 2022, respectively.
Note 4.    Accounts Receivable, Contract Assets and Liabilities, and Customer Credit Concentration
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
Contract Assets and Liabilities
Contract assets represent our right to consideration from our customers when such right is conditioned on something other than the passage of time. Contract assets, which primarily consist of retainage (an agreed-upon portion of billed amounts not expected to be collected until the projects have been completed), were not material at April 1, 2023 and December 31, 2022. Our accounts receivable represent unconditional rights to consideration, including unbilled revenues for the estimated value of unbilled work for projects with performance obligations recognized over time.
Contract liabilities primarily represent advanced billing and payment received in excess of revenues recognized and before our performance obligations have been satisfied. Contract liabilities were $22,358 thousand and $24,094 thousand at April 1, 2023 and December 31, 2022, respectively. The amount of revenue recognized for the three months ended April 1, 2023 and April 2, 2022 that was previously included in contract liabilities at the beginning of the period was $13,432 thousand and $7,215 thousand, respectively.

Customer Credit Concentration
Customers whose accounts receivable exceeded 10% of the total gross accounts receivable were as follows (in thousands):

	April 1, 2023		December 31, 2022
	Amounts	% of Total	Amounts	% of Total
AT&T	$70,239	30.9%	$76,816	30.7%
Verizon	30,917	13.6%	56,551	22.6%
T-Mobile	28,873	12.7%	36,663	14.6%
Total	$130,029	57.2%	$170,030	67.9%
Allowance for Doubtful Accounts
The following table summarizes the changes in the Company's allowance for doubtful accounts (in thousands):

	For the Three Months Ended
	April 1, 2023	December 31, 2022
Balance at beginning of year	$5,408	$5,614
Charged to expense	(196)	8,533
Deductions for uncollectible receivables written off	(141)	(8,739)
Balance at end of period	$5,071	$5,408
Note 5.    Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill by reportable segment is as follows (in thousands):

	Renewables and Recovery Logistics	Telecom	Total
Goodwill as of December 31, 2022	$13,598	$895	$14,493
Measurement period adjustments, net	—	—	—
Goodwill as of April 1, 2023	$13,598	$895	$14,493
____________________________________
Due to the substantial doubt about the Company's ability to continue as a going concern, the Company determined that a triggering event existed as of April 1, 2023, which warranted an interim goodwill impairment assessment. As of April 1, 2023, we performed a quantitative assessment and determined that none of the Company's goodwill was impaired.

Intangible Assets
Intangible assets consisted of the following (in thousands):

	April 1, 2023
	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated amortization	Net carrying Amount
Customer relationships	8.6	$424,260	$(142,341)	$281,919
Trademarks and trade names	9.3	59,969	(30,731)	29,238
		$484,229	$(173,072)	$311,157

	December 31, 2022
	Weighted Average Remaining Useful Life	Gross carrying amount	Accumulated amortization	Net carrying Amount
Customer relationships	8.8	$424,260	$(133,535)	$290,725
Trademarks and trade names	9.3	59,969	(29,008)	30,961
		$484,229	$(162,543)	$321,686
Amortization expense of intangible assets was $10,529 thousand and for the three months ended April 1, 2023, and was $10,572 thousand for the three months ended April 2, 2022, respectively.

Note 6.    Debt and Finance Lease Obligations
The filing of the Chapter 11 Cases constituted an event of default that accelerated the Company Parties’ respective obligations under the Indenture, the ABL Credit Agreement and the Term Loan Credit Agreement (collectively, the “Debt Instruments”). The Debt Instruments provide that, as a result of the Chapter 11 Cases, the principal and interest due thereunder shall be immediately due and payable. Any efforts to enforce such payment obligations under the Debt Instruments are automatically stayed as a result of the Chapter 11 Cases, and the stakeholders’ rights of enforcement in respect of the Debt Instruments are subject to the applicable provisions of the Bankruptcy Code.
In addition, on March 15, 2023, the Company did not make an interest payment of approximately $3,700 thousand due on its 2027 Convertible Notes. The Company had a 30-day grace period, or until April 14, 2023, to make the interest payment. The Company did not make the interest payment, and, as a result, an event of default occurred under the Indenture, the ABL Credit Agreement and the Term Loan Credit Agreement.
Due to the substantial doubt about the Company’s ability to continue as a going concern, and the Company’s defaults under the Debt Instruments, as of December 31, 2022 and April 1, 2023, the Company reclassified $548,847 thousand and $595,074 thousand of its outstanding debt from long-term to current, respectively.
Line of credit: The Company, through its wholly-owned subsidiaries, has an Asset Based Lending Credit Agreement (“ABL Credit Agreement”) with PNC Bank, National Association (“PNC”). Under the ABL Credit Agreement, the Company has access to an aggregate revolving credit facility, including a swingline subfacility and a letter of credit subfacility for working capital needs and general corporate purposes. The Company's ability to borrow under the ABL credit facility is subject to periodic borrowing base determinations, which borrowing base consists primarily of certain eligible accounts receivable and eligible inventory. Interest on the outstanding principal amount, payable in arrears monthly, is based on either an elected Base Rate plus an applicable margin, or an adjusted Eurodollar rate, plus an applicable margin, as defined in the agreement. The interest rate under the ABL Credit Agreement as of April 1, 2023 was 12.00%.

Standby letters of credit totaling $5,903 thousand, issued for our insurance carriers and in support of performance under certain contracts, were outstanding and the borrowing capacity available under the ABL Credit Agreement was approximately $3,866 thousand as of April 1, 2023.
On March 16, 2023, the Company, through its wholly-owned subsidiaries QualTek Buyer, LLC and QualTek LLC, entered into an amendment to the ABL Credit Agreement among QualTek Buyer, LLC, QualTek LLC, certain subsidiaries of QualTek LLC and PNC, as administrative agent and collateral agent (the “ABL Amendment”). The ABL Amendment provides for a reduction in the aggregate commitment from $130,000 thousand to $105,000 thousand, a modification of the interest rate to SOFR plus 5.00% and a modification of the maturity date of the ABL facility to be June 16, 2024. The ABL Amendment also implemented modifications to certain of the affirmative covenants, negative covenants and events of default.
In connection with the proposed joint plan of reorganization (as amended, supplemented or modified, the "Plan"), the ABL Credit Agreement and the ABL Amendment have been replaced by the Company’s debtor-in-possession financing arrangements. For information about subsequent events related to the Company’s debtor-in-possession financing arrangements, see Note 16 – Subsequent Events.
Term loan: The Company has a Senior Secured Term Credit and Guaranty Agreement (“Term Loan Credit Agreement”) with UMB Bank, N.A. as the administrative agent and collateral agent, for $380,000 thousand. On a quarterly basis, principal payments of $2,391 thousand plus interest are due with all unpaid principal and interest due at maturity on July 17, 2025.
On March 16, 2023, the Company, through its wholly-owned subsidiaries QualTek Buyer, LLC and QualTek LLC, entered into an amendment to the Term Loan Credit Agreement among QualTek Buyer, LLC, QualTek LLC, certain subsidiaries of QualTek LLC and UMB Bank, N.A., as administrative agent and collateral agent (the “Term Loan Amendment”) due June 16, 2024. The Term Loan Amendment provides for $55,000 thousand of immediately available new money incremental term loans under the Term Loan Credit Agreement. Each of the lenders providing the new money incremental term loans, and existing term lenders who agree to take new money incremental term loans by assignment after the closing date and participate in the reallocation process, will be entitled to receive rollover loans structured as a new facility of term loans under the Term Loan Credit Agreement. Pursuant to the payment waterfall, the new money incremental term loans will be senior to the rollover loans, and the rollover loans will be senior to the existing term loans. On March 16, 2023, the Company borrowed the full $55,000 thousand of new money incremental term loans. The Term Loan Amendment also provides for $20,000 thousand of additional new money incremental term loans under the Term Loan Credit Agreement, subject to the satisfaction of certain conditions precedent. On May 12, 2023, the Company borrowed $10,000 thousand of additional new money incremental term loans.
In connection with the Plan, the Term Loan Credit Agreement and the Term Loan Amendment have been overridden by the Company’s debtor-in-possession financing arrangements. For information about subsequent events related to the Company’s debtor-in-possession financing arrangements, see Note 16 – Subsequent Events.
Senior Unsecured Convertible Notes: In connection with the Business Combination, on February 14, 2022, the Company entered into the Indenture pursuant to which the Company issued the 2027 Convertible Notes due February 15, 2027, in an aggregate principal amount of $124,685 thousand, receiving $122,191 thousand in net cash proceeds. The 2027 Convertible Notes have an original issue discount of $2,494 thousand. Further, $6,384 thousand in debt issuance costs were incurred. The total of $8,878 thousand recorded as debt discount is being amortized using the effective interest method through the maturity dates of the 2027 Convertible Notes. The 2027 Convertible Notes provide for an interest rate that is set quarterly based on gross leverage with a minimum interest rate of 9.50% per annum and up to a maximum of 11.75% per annum, with an additional interest of 2% per annum in certain circumstances as described in the Indenture. Interest is payable on a quarterly basis commencing on June 15, 2022. For the three months ended April 1, 2023 and April 2, 2022, the Company recorded interest expense of $3,622 thousand and $1,913 thousand, respectively. As of April 1, 2023 and April 2, 2022, the 2027 Convertible Notes are presented net of a debt discount of $6,880 thousand and $8,656 thousand on the consolidated balance sheet with accretion of $444 thousand and $222 thousand, respectively.
Subject to and upon compliance with the provisions of the Indenture, each holder of a 2027 Convertible Note is provided with the right, at such holder’s option, to convert all or any portion (if the portion to be converted is $1 thousand principal amount or an integral multiple thereof) of such 2027 Convertible Note at any time prior to the close of business on the second scheduled trading day immediately preceding February 15, 2027, at an initial conversion rate of 100 shares of the Company’s Class A Common Stock, which is equal to an initial conversion price of $10.00 per share (subject to adjustment as provided in the Indenture) per $1 thousand principal amount of the 2027 Convertible Note. If a fundamental change (as defined in the Indenture) occurs prior to February 15, 2027, holders of the 2027 Convertible Notes will have the right to require the Company to repurchase all or any portion of their 2027 Convertible Notes in principal amounts of $1 thousand or an integral multiple thereof, at a repurchase price equal to the principal amount of the 2027 Convertible Notes to be repurchased, plus accrued and unpaid interest.
The 2027 Convertible Notes may be converted by the Company any time after the two-year anniversary of the Closing of the Business Combination on February 14, 2022 (the “Company Forced Conversion Date”) subject to the following conditions: (i) the Company’s share price trading at or above $14 per share for 20 out of any 30 consecutive trading days after the Company Forced Conversion Date; (ii) the holders receive a make-whole payment in the form of cash or additional shares at the time of such conversion; (iii) the 60-day average daily trading volume ending on the last trading day of the applicable exercise period being greater than or equal to $15,000 thousand; (iv) the conversion of the 2027 Convertible Notes being made on a pro-rata basis across all 2027 Convertible Note investors; and (v) the conversion of the 2027 Convertible Notes, together with all previously converted 2027 Convertible Notes, resulting in no more than 20% of the free float of the Company’s Class A Common Stock.
The Company determined that there was no derivative liability associated with the 2027 Convertible Notes under ASC 815-15, Derivatives and Hedging. Per ASC 815-10-15-74(a), contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. The conversion feature is indexed to the Company’s own stock and is classified in stockholders’ equity on the consolidated balance sheets. As the conversion features would meet the scope exception as described in paragraphs ASC 815-15-74(a), the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at April 1, 2023, the conversion feature does not meet derivative classification.
The 2027 Convertible Notes have customary anti-dilution protections and customary negative covenants, including limitations on indebtedness, restricted payments, and permitted investments.
In connection with the Plan, each holder of allowed Convertible Notes Claims (as defined in the "Plan") will receive (i) its pro rata share of 10% (subject to dilution) of the new equity interests to be issued by the Company on the Plan Effective Date and (ii) its pro rata share of the warrants to purchase 7.5% of the new equity interests to be issued by the Company on the Plan Effective Date, and the 2027 Convertible Notes will be canceled or otherwise retired in full.
Debt outstanding was as follows (in thousands):

	April 1, 2023	December 31, 2022
Current Maturities:
Line of credit	$85,498	$91,665
Term loan	376,930	334,378
2027 Convertible Notes	117,805	117,361
Current portion of finance lease obligations	12,634	13,022
Current portion of long-term debt and finance lease obligations, net of deferred financing costs (1)	$592,867	$556,426
Long-term borrowings:
Finance lease obligations	$39,971	$35,897
Less: current portion of finance lease obligations	(12,634)	(13,022)
Finance lease obligations, net of current portion	27,337	22,875
Total long-term borrowings	$27,337	$22,875

(1)
The current maturities of long-term debt for the years ended April 1, 2023 and December 31, 2022 is net of deferred financing costs and convertible debt discount of $24,405 thousand and $15,007 thousand, respectively.

Note 7.    Warrants
Prior to the Business Combination, ROCR issued 2,875 thousand Public Warrants and 102 thousand Private Placement Warrants (collectively, the “Warrants”). Upon the closing of the Business Combination, the Company assumed the

Warrants. The Public Warrants became exercisable on 30 days after the completion of the Business Combination (See Note 8 - Fair Value Measurement). No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of Class A Common Stock issuable upon exercise of the warrants and a current prospectus relating to such shares of Class A Common Stock. Notwithstanding the foregoing, during any period when the Company shall have failed to maintain an effective registration statement, warrant holders may exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. The warrants will expire five years from the closing of the Business Combination.
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
In connection with the Plan, all existing equity interests, including the Warrants, will be cancelled, released and extinguished and such equity interests will have no further force or effect.

Note 8.    Fair Value Measurements
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
Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels during the three months ended April 1, 2023 and April 2, 2022, respectively.
Acquisition-related contingent consideration is measured at fair value on a recurring basis using unobservable inputs such as projections of financial results and cash flows for the acquired businesses and a discount factor based on the weighted average cost of capital which fall within Level 3 of the fair value hierarchy.
As a result of the Business Combination, the Company has outstanding Private Placement Warrants and Public Warrants. The Private Placement Warrants are substantially similar to the Public Warrants, but not directly traded or quoted on an active market and not subject to the redemption right under certain circumstances (see Note 7 -Warrants). The Private Placement Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liability on the accompanying consolidated balance sheet. As of the Closing Date and April 1, 2023, the Private Placement Warrants were valued using a Black-Scholes call option model. The Black-Scholes call option model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the Public Warrants implied volatility adjusted for the redemption feature, which is considered to be a Level 3 fair value measurement.
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial liabilities that are measured at fair value on a recurring basis at April 1, 2023 and December 31, 2022 and the related activity for the three months ended April 1, 2023 and April 2, 2022 (in thousands).

	Fair Value at April 1, 2023
	Carrying Value	Level 1	Level 2	Level 3
Financial liabilities
Contingent consideration (1)	$5,200	$—	$—	$5,200
Warrant liability (1)	77	—	—	77
	$5,277	$—	$—	$5,277

	Fair Value at December 31, 2022
	Carrying Value	Level 1	Level 2	Level 3
Financial liabilities:
Contingent consideration (1)	$5,200	$—	$—	$5,200
Warrant liability (1)	77	—	—	77
	$5,277	$—	$—	$5,277
(1) Included in "Other non-current liabilities" on the consolidated balance sheets.

The following table sets forth a summary of the changes in fair value of the Company’s financial liabilities (in thousands):

	Warrant liability	Contingent consideration
January 1, 2023	$77	$5,200
Change in fair value	—	—
April 1, 2023	$77	$5,200

	Warrant liability	Contingent consideration
January 1, 2022	$—	$30,756
Assumption of private placement warrants in Business Combination	77	—
Accretion	—	410
April 2, 2022	$77	$31,166

Note 9.    Equity
QualTek Services Inc. Class A Common Stock: The Company is authorized to issue 500,000 thousand shares of Class A Common Stock with a par value of $0.0001 per share. At April 1, 2023, there were 27,806 thousand shares of Class A Common Stock (inclusive of 2,275 thousand shares of Blocker Owner Earnout Shares) issued and outstanding. Holders of Class A Common Stock are entitled to full economic rights, including the right to receive dividends when and if declared by the Board. Each holder of Class A Common Stock is entitled to one vote for each share of Class A Common Stock held. Upon liquidation of the Company, holders of Class A Common Stock are entitled to share ratably in all assets remaining after payment of debts and other liabilities.
QualTek Services Inc. Class B Common Stock: The Company is authorized to issue 500,000 thousand shares of Class B Common Stock with a par value of $0.0001 per share. At April 1, 2023 and December 31, 2022, there were 23,304 thousand shares of Class B Common Stock (inclusive of 3,836 thousand shares of Earnout Voting Shares) issued and outstanding. Holders of Class B Common Stock do not have economic rights but are entitled to one vote for each share of Class B Common Stock held. Upon liquidation of the Company, holders are not entitled to receive any assets remaining after payment of debts and other liabilities.
Holders of Class A Common Stock and Class B Common Stock vote as a single class on all matters requiring a shareholder vote.
Non-controlling Interests: QualTek Services Inc. is the sole managing member of QualTek HoldCo and consolidates the financial results of QualTek HoldCo. The non-controlling interests balance represents the economic interest in QualTek HoldCo held by the Flow-through Sellers. The following table summarizes the ownership of QualTek HoldCo as of April 1, 2023 and December 31, 2022:

	Common Units	Ownership Percentage
Common Units held by QualTek Services Inc. (1)	25,530,724	52%
Common Units held by Flow-through Sellers	23,304,200	48%
Balance at end of period	48,834,924	100%

(1)	Earnouts related to QualTek Services Inc. are contingently issuable shares where the underlying units are not issued, and as such the earnout amount is not included in the calculation of NCI.
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
Public Warrants: In connection with the Business Combination, the Company assumed the Public Warrants, which are recorded as a component of equity. As of April 1, 2023 and December 31, 2022, there were 2,875 thousand Public Warrants outstanding. Refer to Note 7 - Warrants for additional information.
Earnout Shares: As discussed in Note 1-Nature of Business and Summary of Significant Accounting Policies, the Company issued 2,275 thousand shares of Class A Common Stock (Blocker Owner Earnout Shares) and 3,836 thousand shares of Class B Common Stock (Earnout Voting Shares) that are subject to certain restriction on transfer and voting and potential forfeiture pending the achievement of the earn out targets. Blocker Owner Earnout Shares are entitled to receive, ratably with the other outstanding shares of Class A Common Stock, dividends, and other distributions prior to vesting. Earnout Voting Shares have only voting rights and therefore are not entitled to receive any distributions. Each Earnout Voting Share has a corresponding Common Unit of QualTek HoldCo which is subject to the same vesting conditions. At April 1, 2023 and December 31, 2022, the earn out targets have not been achieved and all Earnout Shares are unvested.
In connection with the Plan, all existing equity interests will be cancelled, released and extinguished and such equity interests will have no further force or effect.

Note 10.    Stock-Based Compensation
Long-term Incentive Plan
The Company's Long-term Incentive Plan ("LTIP") allows for the award of equity incentives, including stock options, restricted shares, performance awards, stock appreciation rights, other share-based awards and other cash-based awards to certain employees, directors, officers, or consultants to the Company or its subsidiaries. As of April 1, 2023, there were 2,194 thousand shares of Class A Common Stock available for future grant under the LTIP. The number of shares of Class A Common Stock reserved for issuance under the 2022 LTIP will automatically increase on January 1st each year, starting on January 1, 2023 and continuing through January 1, 2032, by the lesser of (a) the lesser of (i) two percent (2%) of the total number of shares of the Company’s Class A Common Stock and Class B Common Stock outstanding on December 31st of the immediately preceding calendar year and (ii) such number of shares of Class A Common Stock that would result in the number of shares of Class A Common Stock reserved being equal to 15% of the aggregate number of shares of Class A Common Stock and Class B Common Stock outstanding as of the final day of the immediately preceding calendar year, and (b) a lesser number determined by the Company’s Board of Directors prior to the applicable January 1st.
Stock Options
Stock options under the LTIP are granted at the discretion of the Board of Directors or its Committee and expire no more than ten years from the grant date. Outstanding stock options generally vest in equal installments over a four-year period subject to the grantee’s continued service on each applicable vesting. All options under the LTIP are exercisable, upon vesting, for shares of Class A Common Stock of the Company. Outstanding stock options expire 10 years from the grant date.
During the three months ended April 1, 2023, there were no stock options granted or exercised. There were 356 thousand stock options vested and the total fair value of stock options vested was $477 thousand.
As of April 1, 2023, 4,304 thousand outstanding stock options were unvested, which had a weighted average grant date fair value of $1.08. There were 5,279 thousand stock options outstanding as of April 1, 2023, with a weighted average exercise price of $5.38. There were no stock options outstanding or granted as of April 2, 2022.

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2023	5,632,011	$5.92
Granted	—	—
Exercised	—	—
Forfeited or expired	(228,063)	6.80
Cancelled	(125,250)	7.50
Outstanding at April 1, 2023	5,278,698	$5.38	5.67	—
Exercisable at April 1, 2023	1,074,716	$7.27	5.51	—
The following table summarizes stock-based compensation expense recognized in the consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended
	April 1, 2023	April 2, 2022
Cost of revenue	$33	$—
General and administrative expenses	362	—
Total	$395	$—
Absent the effect of forfeiture of stock compensation cost for any departures of employees, the following tables summarize the unrecognized compensation cost, the weighted average period the cost is expected to be amortized, and the estimated annual compensation cost for the future periods indicated below (excludes any future award) (in thousands):

	Unrecognized Compensation Cost	Weighted Average Remaining Period to be Recognized (in Years)
	April 1, 2023	April 1, 2023
Stock options	$4,162	2.8

	Total Unrecognized Compensation Cost
	Total	2023	2024	2025	2026 and beyond
Stock options	$4,162	$1,155	$1,414	$1,358	$235
In connection with the Plan, all existing options will be cancelled, released and extinguished and such options will have no further force or effect.

Note 11.    Income Taxes
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

The effective tax rate was 0% for three months ended April 1, 2023 and April 2, 2022, respectively. The Company, based on the consideration of the relevant positive and negative evidence available, maintained a full valuation allowance against its deferred tax assets.
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

Note 12.    Tax Receivable Agreement
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
The TRA liabilities are carried at a value equal to the undiscounted expected future payments due under the TRA. As of the date of the Business Combination, the Company recorded $34,092 thousand as an estimate of future payments as an increase in TRA liabilities and a decrease to additional paid-in capital in the consolidated financial statements. As of December 31, 2022, based upon management’s long-term plan of the Company’s future taxable income, management concluded that it is more likely than not that the applicable cash tax savings subject to the TRA would not be realized; therefore, the Company reduced its TRA liability by $19,008 thousand, which was recognized as reduction to “General and administrative” expense in the consolidated statement of operations. As of April 1, 2023, there has been no change in management's long-term plan of the Company's future taxable income, and the balance of the TRA liability is $15,084 thousand. The Company estimates it will be able to utilize some, but not all, of the tax attributes based on current tax forecasts. If there was sufficient income to utilize all tax attributes, the TRA liabilities would be $43,364 thousand. If subsequent adjustments to the liability for future payments occur, those changes would be recognized through current period earnings.
It is anticipated that pursuant to the Restructuring, the TRA will be cancelled and rejected, in which case the Company would have no liability thereunder.

Note 13.    Segments and Related Information
The Chief Operating Decision Maker (“CODM”) of the Company manages its operation under two operating segments, which represent its two reportable segments: (1) Telecom and (2) Renewables and Recovery Logistics.
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

	For The Three Months Ended
Revenue:	April 1, 2023	April 2, 2022
Telecom	$149,712	$132,664
Renewables and Recovery Logistics	6,534	15,497
Total consolidated revenue	$156,246	$148,161

Total Assets:	April 1, 2023	April 2, 2022
Telecom	$586,496	$588,755
Renewables and Recovery Logistics	66,049	81,288
Corporate(1)	19,376	2,541
Total consolidated assets	$671,921	$672,584
(1)Corporate includes both corporate assets and intercompany eliminations

	For The Three Months Ended
Capital Expenditures:	April 1, 2023	April 2, 2022
Telecom	$8,536	$5,533
Renewables and Recovery Logistics	644	366
Corporate	—	166
Total consolidated capital expenditures	$9,180	$6,065

	For the Three Months Ended
Amortization and Depreciation:	April 1, 2023	April 2, 2022
Amortization and depreciation
Telecom	$12,140	$11,661
Renewables and Recovery Logistics	2,652	2,895
Corporate	207	210
Total consolidated amortization and depreciation	$14,999	$14,766

	For The Three Months Ended
Interest Expense:	April 1, 2023	April 2, 2022
Telecom	$1,584	$517
Renewables and Recovery Logistics	222	204
Corporate	18,777	11,623
Total consolidated interest expense	$20,583	$12,343

	For The Three Months Ended
	April 1, 2023	April 2, 2022
EBITDA:
Telecom	$6,025	$3,578
Renewables and Recovery Logistics	(220)	5,380
Corporate	(17,075)	(22,396)
Consolidated EBITDA	$(11,270)	$(13,438)

EBITDA Reconciliation:
Loss on Operations	$(46,852)	$(40,547)
Plus:
Interest expense	20,583	12,343
Depreciation	4,470	3,785
Amortization	10,529	10,981
Total consolidated EBITDA	$(11,270)	$(13,438)

Note 14.    Commitments and Contingencies
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

Note 15.    Related Party Transactions
On July 18, 2018, the Company entered into an Advisory Services Agreement with its majority member. The agreement requires quarterly advisory fees of $125 thousand paid at the beginning of each quarter. As of March 1, 2022, this business agreement was completed and no longer exists. For the three months ended April 2, 2022, the Company incurred $126 thousand in advisory fees.

Note 16.    Subsequent Events
Voluntary Filing under Chapter 11: As previously reported in the Company’s Current Reports on Form 8-K filed with the SEC on May 31, 2023 and July 7, 2023, on the Petition Date, the Company Parties, commenced voluntary cases under the Bankruptcy Code in the Bankruptcy Court. The Chapter 11 Cases are being jointly administered by the Bankruptcy Court under the lead case In re QualTek Services Inc., Case No. 23-90584 (CML). On May 24, 2023, the Company Parties filed a proposed joint plan of reorganization (as amended, supplemented or modified, the “Plan”) and associated disclosure statement (the “Disclosure Statement”) in the Bankruptcy Court. Later that day, the Bankruptcy Court entered an order that, among other things, approved the Disclosure Statement on a conditional basis. On June 29, 2023, the Company Parties filed the Debtors’ Joint Plan of Reorganization Pursuant to Chapter 11 of the Bankruptcy Code (Technical Modifications), which incorporated certain technical modifications to the Plan. On June 30, 2023, the Bankruptcy Court entered the Order Approving the Debtors’ Disclosure Statement for, and Confirming, the Debtors’ Joint Plan of Reorganization Pursuant to Chapter 11 of the Bankruptcy Code (the “Confirmation Order”), which approved the

Disclosure Statement on a final basis and confirmed the Plan. The Company Parties expect that the effective date of the Plan will occur once all conditions precedent to the Plan have been satisfied (the “Plan Effective Date”).
Since the Petition Date, the Company Parties have been operating their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Company Parties received approval from the Bankruptcy Court for a variety of “first day” motions designed to facilitate the administration of the Chapter 11 Cases and minimize disruption to the Company Parties’ operations by, among other things, easing the strain on the Company Parties’ relationships with employees, vendors, and customers following the commencement of the Chapter 11 Cases. The Company Parties received Bankruptcy Court authority to honor trade claims in the ordinary course of business during the Chapter 11 Cases.
Restructuring Support Agreement: As previously reported in the Company’s Form 8-K filed with the SEC on May 31, 2023, on the Petition Date, the Company Parties entered into a Restructuring Support Agreement (the “Restructuring Support Agreement”), which became effective on May 25, 2023, with certain of their creditors (the “Consenting Creditors”) and certain of the Company’s stockholders (the “Consenting Stockholders” and, together with the Consenting Creditors, the “Consenting Stakeholders”). The Restructuring Support Agreement contemplates agreed-upon terms for a financial restructuring and recapitalization of the Company Parties’ capital structure (the “Restructuring”) to be implemented through the commencement of the Chapter 11 Cases.
Pursuant to the Restructuring Support Agreement, the Consenting Stakeholders agreed, subject to certain terms and conditions, to support the Plan to implement the Restructuring, which Plan was filed in the Chapter 11 Cases and which was approved pursuant to the Confirmation Order. The material terms of the Restructuring are set forth in the term sheets attached to the Restructuring Support Agreement (collectively, the “Term Sheets” and the transactions described therein, the “Restructuring Transactions”), which terms include that, among other things: (i) trade claims will be paid in the ordinary course of business during and after the Chapter 11 Cases; (ii) on the effective date of the Plan Effective Date, the Company (as reorganized, the “Reorganized Company”) will issue a single class of common equity interests to certain classes of creditors pursuant to the Plan; (iii) on the Plan Effective Date, the Company Parties will enter into a new asset-based credit facility on terms consistent with those set forth in the Term Sheets attached to the Restructuring Support Agreement; (iv) on the Plan Effective Date, the Reorganized Company will enter into exit financing facilities, including $25,000 thousand in principal amount of first lien term loans to be funded by new money investments from the Company’s post-petition term loan lenders and such other terms as set forth in the Term Sheets attached to the Restructuring Support Agreement; and (v) on the Plan Effective Date, there will be no recovery for holders of the Company’s existing equity interests.
Debtor-in-Possession Financing: Prior to the Petition Date, the Company Parties and certain of the lenders from time to time under the Term Loan Credit Agreement (as defined below) (the “Term Loan DIP Lenders”) agreed to enter into a senior secured super-priority debtor‑in‑possession term loan credit facility consisting of $40,000 thousand of new money term loan commitments, as well as $66,900 thousand of roll-up term loans, subject to the terms and conditions set forth therein (the “Term Loan DIP Credit Agreement,” and the facility thereunder, the “Term Loan DIP Facility”). Additionally, prior to the Petition Date, the Company Parties and certain of the lenders from time to time under the ABL Credit Agreement (as defined below) (the “ABL DIP Lenders”) agreed to enter into a senior secured super-priority debtor‑in‑possession asset‑based revolving credit facility in an aggregate principal amount of up to the lesser of $101,200 thousand and the borrowing base (minus the amount of prepetition ABL obligations) subject to the terms and conditions set forth therein (the “ABL DIP Credit Agreement,” and together with the Term Loan DIP Credit Agreement, the “DIP Credit Agreements;” and the facility under the ABL DIP Credit Agreement, the “ABL DIP Facility,” and together with the Term Loan DIP Facility, the “DIP Facilities”). On May 24, 2023, the Bankruptcy Court entered an order approving entry into the DIP Facilities on an interim basis.
The Term Loan DIP Facility consists of the following tranches: (i) (x) $25,000 thousand in new money DIP term loans made in a single draw on May 25, 2023 upon entry of the order approving the DIP Facilities on an interim basis and (y) $25,000 thousand in roll-up term loans deemed made on May 25, 2023, which loans constitute a dollar-for-dollar roll-up of prepetition Amendment No. 3 Term Loans (as defined in the Term Loan Credit Agreement) held by the Term Loan DIP Lenders funding the $25,000 thousand of new money DIP term loans, and (ii) (x) $15,000 thousand in new money delayed draw term loan commitments to be made in a single draw following entry of the final DIP order which was entered on June 13, 2023 and (y) additional roll-up term loans to be deemed made on such date, which loans constitute a roll-up of the remaining outstanding amount of prepetition Amendment No. 3 Term Loans (as defined in the Term Loan Credit Agreement) held by the Term Loan DIP Lenders. Furthermore, the lenders under the Term Loan DIP Facility have committed to provide $25,000 thousand in new money exit financing. The ABL DIP Facility is a senior secured super-

priority revolving facility in an aggregate principal amount of up to the lesser of $101,200 thousand and the borrowing base (minus the amount of prepetition ABL obligations). The ABL DIP Facility contains a “creeping” roll-up through the entry of the Final Order (as defined in the Plan), at which time all remaining outstanding prepetition asset-backed loan facility obligations shall convert to ABL DIP Facility obligations.
The DIP Credit Agreements contain various representations and warranties, affirmative and negative covenants and events of default customary for debtor-in-possession financings of this type, including covenants mandating compliance by the Company with a 13-week budget, variance testing and other reporting requirements.
The proceeds of all or a portion of the DIP Credit Agreements may be used for, among other things, post-petition working capital for the Company and its subsidiaries, payment of costs to administer the Chapter 11 Cases, payment of expenses and fees of the transactions contemplated by the Chapter 11 Cases, payment of court-approved adequate protection obligations under the DIP Credit Agreements, and payment of other costs, in each case, subject to an approved budget and such other purposes permitted under the DIP Credit Agreements and the Interim DIP Order (as defined in the Plan) or any other order of the Bankruptcy Court.
Automatic Stay: Pursuant to Section 362 of the Bankruptcy Code, the filing of the Chapter 11 Cases automatically stayed most actions against or on behalf of the Company Parties. Subject to certain exceptions under the Bankruptcy Code, the filing of the Company Parties’ Chapter 11 Cases automatically stayed the continuation of most legal proceedings or the filing of other actions against or on behalf of the Company Parties or their property to recover on, collect or secure a claim arising prior to the Petition Date or to exercise control over property of the Company Parties’ bankruptcy estates, unless and until the Bankruptcy Court modifies or lifts the automatic stay as to any such claim. Notwithstanding the general application of the automatic stay described above, governmental authorities may determine to continue actions brought under their police and regulatory powers.
Nasdaq Delisting: On May 24, 2023, the Company received written notice (the “Delisting Notice”) from the Listing Qualifications Department of the Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, as a result of the Chapter 11 Cases and in accordance with Nasdaq Listing Rules 5101, 5110(b) and IM-5101-1, the staff of Nasdaq had determined that the Company’s Class A Common Stock and warrants would be delisted from Nasdaq, effective June 2, 2023. In the Delisting Notice, the staff of Nasdaq referenced the Chapter 11 Cases and associated public concerns raised by them, concerns regarding the residual equity interest of the existing listed securities holders and concerns about the Company’s ability to sustain compliance with all requirements for continued listing on Nasdaq. In accordance with the Delisting Notice, trading of the Company’s Class A Common Stock and warrants on Nasdaq was suspended at the opening of business on June 2, 2023, and at such time, the Company’s Class A common stock and warrants commenced trading on the Pink Open Market under the symbols “QTEKQ” and "QTEWQ," respectively. On July 10, 2023, Nasdaq filed a Form 25 with the SEC to delist our Class A Common Stock and warrants and to remove them from registration under Section 12(b) of the Exchange Act. The delisting will become effective 10 days after the filing of the Form 25. In accordance with Rule 12d2-2 of the Exchange Act, the deregistration of our Class A Common Stock and warrants under Section 12(b) of the Exchange Act will become effective 90 days, or such shorter period as the SEC may determine, from the date of the Form 25 filing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying unaudited interim consolidated financial statements and related notes. Pursuant to SEC rules for reports covering interim periods, we have prepared this analysis to enable you to assess material changes in our financial condition and results of operations since December 31, 2022, which are included in Annual Report on Form 10-K filed April 28, 2023, as amended by our form 10-K/A filed on May 2, 2023, which should be read in conjunction with this discussion and analysis.
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
Voluntary Filing under Chapter 11
As previously reported in the Company’s Current Reports on Form 8-K filed with the SEC on May 31, 2023 and July 7, 2023, on May 24, 2023 (the "Petition Date"), the Company Parties commenced voluntary cases under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Chapter 11 Cases are being administered by the Bankruptcy Court under the lead case In re QualTek Services Inc. Case No. 23-90584 (CML). On May 24, 2023, the Company Parties filed a proposed joint plan of reorganization (as amended, supplemented or modified, the “Plan”) and associated disclosure statement (the “Disclosure Statement”) in the Bankruptcy Court. Later that day, the Bankruptcy Court entered an order that, among other things, approved the Disclosure Statement on a conditional basis. On June 29, 2023, the Company Parties filed the Debtors’ Joint Plan of Reorganization Pursuant to Chapter 11 of the Bankruptcy Code (Technical Modifications), which incorporated certain technical modifications to the Plan. On June 30, 2023, the Bankruptcy Court entered the Confirmation Order, which approved the Disclosure Statement on a final basis and confirmed the Plan. The Company Parties continue to expect that the Plan Effective Date will occur once all conditions precedent to the Plan have been satisfied.
Since the Petition Date the Company Parties have been operating their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Company Parties received approval from the Bankruptcy Court for a variety of “first day” motions designed to facilitate the administration of the Chapter 11 Cases and minimize disruption to the Company Parties’ operations by, among other things, easing the strain on the Company Parties’ relationships with employees, vendors, and customers following the commencement of the Chapter 11 Cases. The Company Parties received Bankruptcy Court authority to honor trade claims in the ordinary course of business during the Chapter 11 Cases.
Restructuring Support Agreement
As previously reported in the Company’s Form 8-K filed with the SEC on May 31, 2023, on the Petition Date, the Company Parties entered into the Restructuring Support Agreement, which became effective on May 25, 2023, with the Consenting Stakeholders. The Restructuring Support Agreement contemplates agreed-upon terms for a Restructuring to be implemented through the commencement of the Chapter 11 Cases.
Pursuant to the Restructuring Support Agreement, the Consenting Stakeholders agreed, subject to certain terms and conditions, to support the Plan to implement the Restructuring, which Plan was filed in the Chapter 11 Cases and which was approved pursuant to the Confirmation Order. The material terms of the Restructuring are set forth in the Term Sheets, which terms include that, among other things: (i) trade claims will be paid in the ordinary course of business during and after the Chapter 11 Cases; (ii) on the Plan Effective Date, the Reorganized Company will issue a single class of common equity interests to certain classes of creditors pursuant to the Plan; (iii) on the Plan Effective Date, the Company Parties will enter into a new asset-based credit facility on terms consistent with those set forth in the Term Sheets attached to the Restructuring Support Agreement; (iv) on the Plan Effective Date, the Reorganized Company will enter into exit financing facilities, including $25,000 thousand in principal amount of first lien term loans to be funded by new money investments from the Company’s post-petition term loan lenders and such other terms as set forth in the Term Sheets attached to the Restructuring Support Agreement; and (v) on the Plan Effective Date, there will be no recovery for holders of the Company’s existing equity interests.
Debtor-in-Possession Financing
Prior to the Petition Date, the Company Parties and the Term Loan DIP Lenders agreed to enter into a senior secured super-priority debtor‑in‑possession term loan credit facility consisting of $40,000 thousand of new money term loan commitments, as well as $66,900 thousand roll-up term loans, subject to the terms and conditions set forth therein. Additionally, prior to the Petition Date, the Company Parties and the ABL DIP Lenders agreed to enter into a senior secured super-priority debtor‑in‑possession asset‑based revolving credit facility in an aggregate principal amount of up to the lesser of $101,200 thousand and the borrowing base (minus the amount of prepetition ABL obligations) subject to the terms and conditions set forth therein. On May 24, 2023, the Bankruptcy Court entered an order approving entry into the DIP Facilities on an interim basis.
The Term Loan DIP Facility consists of the following tranches: (i) (x) $25,000 thousand in new money DIP term loans made in a single draw on May 25, 2023 upon entry of the order approving the DIP Facilities on an interim basis and (y) $25,000 thousand in roll-up term loans deemed made on May 25, 2023, which loans constitute a dollar-for-dollar roll-up of prepetition Amendment No. 3 Term Loans held by the Term Loan DIP Lenders funding the $25,000 thousand of new money DIP term loans and (ii) (x) $15,000 thousand in new money delayed draw term loan commitments to be made in a single draw following entry of the final DIP order which was approved June 13, 2023 and (y) additional roll-up term loans to be deemed made on such date, which loans constitute a roll-up of the remaining outstanding amount of prepetition Amendment No. 3 Term Loans held by the Term Loan DIP Lenders. Furthermore, the lenders under the Term Loan DIP Facility have committed to provide $25,000 thousand in new money exit financing. The ABL DIP Facility is a senior secured super-priority revolving facility in an aggregate principal amount of up to the lesser of $101,200 thousand and the borrowing base (minus the amount of prepetition ABL obligations). The ABL DIP Facility contains a “creeping” roll-up through the entry of the Final Order, at which time all remaining outstanding prepetition asset-backed loan facility obligations shall convert to ABL DIP Facility obligations.
The DIP Credit Agreements contain various representations and warranties, affirmative and negative covenants and events of default customary for debtor-in-possession financings of this type, including covenants mandating compliance by the Company with a 13-week budget, variance testing and other reporting requirements.
The proceeds of all of a portion of the DIP Credit Agreements may be used for, among other things, post-petition working capital for the Company and its subsidiaries, payment of costs to administer the Chapter 11 Cases, payment of expenses and fees of the transactions contemplated by the Chapter 11 Cases, payment of court-approved adequate protection obligations under the DIP Credit Agreements, and payment of other costs, in each case, subject to an approved budget and such other purposes permitted under the DIP Credit Agreements and the Interim DIP Order or any other order of the Bankruptcy Court.
Automatic Stay
Pursuant to Section 362 of the Bankruptcy Code, the filing of the Chapter 11 Cases automatically stayed most actions against or on behalf of the Company Parties. Subject to certain exceptions under the Bankruptcy Code, the filing of the Company Parties’ Chapter 11 Cases automatically stayed the continuation of most legal proceedings or the filing of other actions against or on behalf of the Company Parties or their property to recover on, collect or secure a claim arising prior to the Petition Date or to exercise control over property of the Company Parties’ bankruptcy estates, unless and until the Bankruptcy Court modifies or lifts the automatic stay as to any such claim. Notwithstanding the general application of the automatic stay described above, governmental authorities may determine to continue actions brought under their police and regulatory powers.

Nasdaq Delisting

On May 24, 2023, the Company received the Delisting Notice from Nasdaq notifying the Company that, as a result of the Chapter 11 Cases and in accordance with Nasdaq Listing Rules 5101, 5110(b) and IM-5101-1, the staff of Nasdaq had determined that the Company’s Class A Common Stock and warrants would be delisted from Nasdaq, effective June 2, 2023. In the Delisting Notice, the staff of Nasdaq referenced the Chapter 11 Cases and associated public concerns raised by them, concerns regarding the residual equity interest of the existing listed securities holders and concerns about the Company’s ability to sustain compliance with all requirements for continued listing on Nasdaq. In accordance with the Delisting Notice, trading of the Company’s Class A Common Stock and warrants on Nasdaq was suspended at the opening of business on June 2, 2023, and at such time, the Company’s Class A Common Stock and warrants commenced trading on the Pink Open Market under the symbols “QTEKQ” and “QTEWQ,” respectively. On July 10, 2023, Nasdaq filed a Form 25 with the SEC to delist our Class A Common Stock and warrants and to remove them from registration under Section 12(b) of the Exchange Act. The delisting will become effective 10 days after the filing of the Form 25. In accordance with Rule 12d2-2 of the Exchange Act, the deregistration of our Class A Common Stock and warrants under Section 12(b) of the Exchange Act will become effective 90 days, or such shorter period as the SEC may determine, from the date of the Form 25 filing.
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

	For the Three Months Ended
(in thousands)	April 1, 2023	April 2, 2022
Revenue	$156,246	$148,161
Net loss	(46,852)	(40,547)
Adjusted EBITDA	$(1,536)	$4,027
For further information about how we calculate Adjusted EBITDA as well as limitations of its use and a reconciliation of Adjusted EBITDA to net loss, see “— Non-GAAP Financial Measures” below.
Non-GAAP Financial Measures
In order to provide additional information regarding our financial results, we have disclosed in the table above Adjusted EBITDA, which is a non-GAAP financial measure that we calculate as our net loss before interest, taxes, depreciation and amortization, management fees, restructuring and other professional fees, share-based compensation, gain on legal settlement, and job loss accrual. The reconciliation of net loss to Adjusted EBITDA is provided below.
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
The following table provides a reconciliation of net loss to Adjusted EBITDA:

	For the Three Months Ended
(in thousands)	April 1, 2023	April 2, 2022
Net loss	$(46,852)	$(40,547)
Management fees	—	126
Restructuring and other professional fees (1)	9,901	9,268
Share based compensation	395	6,711
Depreciation and amortization	14,999	14,766
Interest expense	20,583	12,343
Job loss accrual	—	1,360
Gain on legal settlement	(562)	—
Total Adjusted EBITDA	$(1,536)	$4,027
____________________________________
(1) Non-recurring professional fees related to strategic planning and Chapter 11 Cases.

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
General and Administrative Expenses
General and administrative expenses consist primarily of payroll and related benefit costs for our employees involved in general corporate functions, professional fees, consulting, and changes in certain accounting estimates such as TRA liabilities, etc., as well as costs associated with the use by these functions of facilities and equipment, such as rent, insurance, and other occupancy expenses.
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

Results of Operations
Comparison of the Three Months Ended April 1, 2023 and April 2, 2022
The following table sets forth our consolidated results of operations for the periods presented:

	For the Three Months Ended
(in thousands)	April 1, 2023	April 2, 2022	($) Change	(%) Change
Revenue	$156,246	$148,161	$8,085	5.5%
Cost and expenses:
Cost of revenues	143,444	132,105	11,339	8.6%
General and administrative	24,376	22,141	2,235	10.1%
Transaction expense	—	9,268	(9,268)	(100.0)%
Depreciation and amortization	14,999	14,766	233	1.6%
Total costs and expenses	182,819	178,280	4,539	2.5%
Loss from operations	(26,573)	(30,119)	3,546	(11.8)%
Other income (expense):
Gain on sale/disposal of property and equipment	304	1,915	(1,611)	(84.1)%
Interest expense	(20,583)	(12,343)	(8,240)	66.8%
Total other expense	(20,279)	(10,428)	(9,851)	94.5%
Net loss	$(46,852)	$(40,547)	$(6,305)	15.5%
Revenue
Revenue increased $8,085 thousand, or 5.5%, for the three months ended April 1, 2023, compared to the three months ended April 2, 2022, primarily driven by an increase in our Telecom segment in support of 5G and C-Band spectrum deployment. Specifically, the Telecom increase was driven by the Wireless division as their major customers are continuing to make significant investments in support of 5G and fiber builds. The Telecom increase was partially offset by a decrease in Renewables and Recovery Logistics segment in the amount of $9,183 thousand primarily due to a less impactful winter storm season compared to the prior year.
Cost of Revenues
Cost of revenues increased by $11,339 thousand, or 8.6%, for the three months ended April 1, 2023, compared to the three months ended April 2, 2022. Higher project volume for 5G and fiber builds drove an overall increase in delivery costs of $21,945 thousand, which was partially offset by a timing-driven $10,959 thousand decrease in materials fulfillment costs.
General and Administrative
General and administrative expenses increased by $2,235 thousand, or 10.1%, for the three months ended April 1, 2023, compared to the three months ended April 2, 2022. The increase was primarily related to professional fees for restructuring services partially offset by less share-based compensation expense from Q1 2022 related to our February 14, 2022 Business Combination (the "Business Combination").
Transaction Expenses
Transaction expenses which were exclusively related to the Business Combination in February 2022, were $9,268 thousand for the three months ended April 2, 2022. There were no Transaction expenses for the three months ended April 1, 2023.

Depreciation and Amortization
Depreciation and amortization expenses increased by $233 thousand, or 1.6%, for the three months ended April 1, 2023, compared to the three months ended April 2, 2022. The increase was driven primarily by an increase of property, plant, and equipment as of April 1, 2023.
Gain on sale/disposal of property and equipment
Gain on sale/disposal of property and equipment decreased by $1,611 thousand for the three months ended April 1, 2023. This decrease was due to vehicle sales in the prior year. This sale was unique to the first quarter of 2022 and as such, sale activity returned to normal levels for the first quarter of 2023.
Interest Expense
Interest expense increased by $8,240 thousand, or 66.8%, for the three months ended April 1, 2023, compared to the three months ended April 2, 2022. The increase was primarily due to debt issuance costs related to the Company's additional borrowing of $55,000 thousand on March 16, 2023. In addition to the new debt issuance costs, the interest expense increased due to higher interest rates.
Review of Operating Segments
Comparison of the Three Months Ended April 1, 2023, and April 2, 2022

	For the Three Months Ended
(in thousands)	April 1, 2023	April 2, 2022	($) Change	(%) Change
Revenue:
Telecom	$149,712	$132,664	$17,048	12.9%
Renewables & Recovery Logistics	6,534	15,497	(8,963)	(57.8)%
Total revenue	$156,246	$148,161	$8,085	5.5%
Adjusted EBITDA:
Telecom	$5,561	$4,812	$749	15.6%
Renewables & Recovery Logistics	(173)	5,309	(5,482)	(103.3)%
Corporate	(6,924)	(6,094)	(830)	13.6%
Total Adjusted EBITDA	$(1,536)	$4,027	$(5,563)	(138.1)%
Telecom
Revenue
Revenue increased by $17,048 thousand, or 12.9%, for the three months ended April 1, 2023, compared to the three months ended April 2, 2022 due to the higher levels of 5G and C-Band spectrum deployment, versus the prior year.
Adjusted EBITDA
Telecom Adjusted EBITDA increased by $749 thousand, or 15.6%, for the three months ended April 1, 2023, compared to the three months ended April 2, 2022. The increase in Telecom Adjusted EBITDA was primarily due to increased revenues, improved margins, and better scalability of the Telecom business, partially offset by higher subcontractor costs.

Renewables and Recovery Logistics
Revenue
Revenue decreased by $8,963 thousand, or 57.8%, for the three months ended April 1, 2023, compared to the three months ended April 2, 2022. The decrease was primarily driven by a less impactful winter storm season compared to the prior year.
Adjusted EBITDA
Renewables & Recovery Logistics Adjusted EBITDA decreased by $5,482 thousand, or 103.3%, for the three months ended April 1, 2023, compared to the three months ended April 2, 2022. The decrease was primarily driven by a less impactful winter storm season compared to the prior year.
Liquidity and Capital Resources

Voluntary Filing Under Chapter 11
We expect to continue operations in the normal course for the duration of the Chapter 11 Cases. However, for the duration of our Chapter 11 Cases, our operations and our ability to develop and execute our business plan, our financial condition, our liquidity and our continuation as a going concern are subject to a high degree of risk and uncertainty associated with our Chapter 11 Cases. The outcome of the Chapter 11 Cases is dependent upon factors that are outside of our control, including actions of the Bankruptcy Court. For a discussion of our ongoing bankruptcy proceedings and our debtor-in-possession financing arrangements, see Note 16 - Subsequent Events of the accompanying notes to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has negative working capital and recurring losses from operations, recurring negative cash flows from operations and substantial cumulative net losses to date. The Company expects to incur significant professional fees and other costs in connection with, and throughout, the Chapter 11 Cases. The Company expects to continue operations in the normal course for the duration of the Chapter 11 Cases. To ensure ordinary course operations, the Company obtained approval from the Bankruptcy Court for certain “first day” motions to continue its ordinary course operations after the filing date. On June 13, 2023, the Company received final approval from the Bankruptcy Court for $40,000 thousand of financing from the Term Loan DIP Facility, providing it with immediate liquidity so that the Company can continue operating its business as usual during the Chapter 11 Cases and pay the costs and professional fees associated therewith, although the Company plans to lower its operating budget and further reduce the scale of its operations in connection with the Chapter 11 Cases. However, for the duration of the Chapter 11 Cases, the Company’s operations and ability to develop and execute its business plan, its financial condition, liquidity and its continuation as a going concern are subject to a high degree of risk and uncertainty associated with the Chapter 11 Cases. The outcome of the Chapter 11 Cases is dependent upon factors that are outside of the Company’s control, including actions of the Bankruptcy Court. The Company can give no assurances that it will be able to secure additional sources of funds to support its operations, or, if such funds are available to the Company, that such additional financing will be sufficient to meet its needs.
As such, management cannot conclude that such plans will be effectively implemented within one year after the date that the financial statements are issued. As a result, management has concluded that the aforementioned conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date the financial statements are issued.
If the Company is unable to raise additional capital in sufficient amounts or on terms acceptable, the Company may have to significantly scale back its operations. The consolidated financial statements do not reflect any adjustments that might be necessary if the Company is unable to continue as a going concern.
If the Company raises additional funds by issuing equity securities, substantial dilution to existing stockholders would result. If the Company raises additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict the Company’s ability to operate its business. We are subject to uncertainty related to a dependence on outside sources of capital and operating in an increased interest rate environment. The attainment of profitable operations is dependent on future events, including obtaining adequate financing to fulfill our growth and operating activities, generating adequate profitability to support our debt structure; and reorganizing our capital structure, including maintaining adequate availability under our line of credit to fund ongoing operations.
Management believes that the Company’s capital requirements will depend on many factors. These factors include improving profitability within our Telecom Segment, reviewing funding sources to support our business plan relating to our $1,600,000 thousand backlog, and working to achieve a more sustainable leverage model. There can be no assurances we will be successful with these initiatives.
Amendment to the Term Loan
On March 16, 2023, the Company, through its wholly-owned subsidiaries QualTek Buyer, LLC and QualTek LLC, entered into an amendment to the Term Loan Credit Agreement among QualTek Buyer, LLC, QualTek LLC, certain subsidiaries of QualTek LLC and UMB Bank, N.A., as administrative agent and collateral agent (the “Term Loan Amendment”) due June 16, 2024. The Term Loan Amendment provides for $55,000 thousand of immediately available new money incremental term loans under the Term Loan Credit Agreement. Each of the lenders providing the new money incremental term loans, and existing term lenders who agree to take new money incremental term loans by assignment after the closing date and participate in the reallocation process, will be entitled to receive rollover loans structured as a new facility of term loans under the Term Loan Credit Agreement. Pursuant to the payment waterfall, the new money incremental term loans will be senior to the rollover loans, and the rollover loans will be senior to the existing term loans. On March 16, 2023, the Company borrowed the full $55,000 thousand of new money incremental term loans. The Term Loan Amendment also provides for $20,000 thousand of additional new money incremental term loans under the Term Loan Credit Agreement, subject to the satisfaction of certain conditions precedent. On May 12, 2023, the Company borrowed $10,000 thousand of additional new money incremental term loans.
Summary of Cash Flows
The following table summarizes our cash flows for the periods presented for our continuing operations:

	For the Three Months Ended
(in thousands)	April 1, 2023	April 2, 2022
Net cash used in operating activities	$(22,974)	$(40,686)
Net cash (used in) provided by investing activities	(534)	1,477
Net cash provided by financing activities	31,162	37,600
Effect of foreign currency exchange rate translation on cash	—	(10)
Net increase (decrease) in cash	$7,654	$(1,619)
Following the consummation of the Business Combination, the Company is now obligated to make payments under the Tax Receivable Agreement. The actual timing and amount of any payments that may be made under the Tax Receivable Agreement are unknown at this time and will vary based on a number of factors. For more information about these factors, see Note 12-Tax Receivable Agreement to the consolidated financial statements. However, the Company expects that the payments that it will be required to make in connection with the Tax Receivable Agreement will be substantial. Any payments made under the Tax Receivable Agreement could generally reduce the amount of cash that might have otherwise been available to the Company. For so long as the Company is the managing member of QualTek HoldCo, the Company intends to cause QualTek HoldCo to make ordinary distributions and tax distributions to the holders of QualTek Common Units on a pro rata basis in amounts sufficient to enable the Company to cover payments under the Tax Receivable Agreement. However, QualTek HoldCo’s ability to make such distributions may be subject to various limitations and restrictions, including, but not limited to, retention of amounts necessary to satisfy the obligations of QualTek HoldCo and its subsidiaries and restrictions on distributions that would violate any applicable restrictions contained in QualTek HoldCo’s debt agreements, or any applicable law, or that would have the effect of rendering QualTek HoldCo insolvent. To the extent the Company is unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest until paid. Additionally, nonpayment for a specified period and/or under certain circumstances may constitute a material breach of a material obligation under the Tax Receivable

Agreement and therefore accelerate payments under the Tax Receivable Agreement, which could be substantial and as a result, could have a substantial negative impact on our liquidity or financial condition. It is anticipated that pursuant to the Restructuring, the TRA will be cancelled and rejected, in which case the Company would have no liability thereunder.
Comparison of the Three Months Ended April 1, 2023, and April 2, 2022
Operating Activities
Net cash used by the Company’s operating activities was $22,974 thousand for the three months ended April 1, 2023, compared to net cash used in operating activities of $40,686 thousand for the three months ended April 2, 2022. The decrease of $17,712 thousand was primarily driven by the Company’s effort to improve collections of accounts receivable from our customers.
Investing Activities
Net cash used in the Company’s investing activities was $534 thousand for the three months ended April 1, 2023, compared with net cash provided of $1,477 thousand for the three months ended April 2, 2022. The primary driver of the change is $1,871 thousand in proceeds from a non-recurring sale of vehicles for the three months ended April 2, 2022.
Financing Activities
Net cash provided by the Company’s financing activities decreased to $31,162 thousand for the three months ended April 1, 2023, compared to net cash provided by financing activities of $37,600 thousand for the three months ended April 2, 2022. The decrease of $6,807 thousand is a result of the net activity of Business Combination proceeds and payments of $60,028 thousand for the three months ended April 2, 2022 and the Term Loan Amendment proceeds of $55,000 thousand for the three months ended April 1, 2023.

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
The Company recognizes revenue from contracts with customers using the five-step model prescribed in ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"). Revenue for engineering, construction, project management, and site acquisition services are primarily recognized by the Company over time utilizing the cost-to-cost measure of progress, which is an input method, on contracts for specific projects, and for certain master service agreements ("MSAs") and other service agreements. Revenue for engineering, aerial and underground construction for projects with customer-specified service requirements are primarily performed under MSAs and other contracts that contain customer-specified service requirements. These agreements include pricing for individual tasks, including, for example, the placement of underground or aerial fiber, directional boring, and fiber splicing, each based on a specific unit of measure. Revenue is recognized over time as services are performed and customers simultaneously receive and consume the benefits provided by the Company. Output measures such as units delivered are utilized to assess progress against specific contractual performance obligations. Revenue generated from fulfillment, maintenance, compliance and recovery services as well as certain performance obligations related to material sales is recognized at a point in time. These services are generally performed under master or other service agreements and billed on a contractually agreed price per unit on a work order basis.
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

For the three months ended April 1, 2023, our top three customers accounted for 68% and 66% of our total revenues, and the same three customers accounted for 57% and 68% of our total accounts receivable at April 1, 2023 and April 2, 2022. See Note 4-Accounts Receivable, Contract Assets and Liabilities, and Customer Credit Concentration and Note 13-Segments and Related Information to the consolidated financial statements for additional information.
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
Due to the substantial doubt about the Company's ability to continue as a going concern, we determined that a triggering event existed as of April 1, 2023, which warranted an interim goodwill impairment assessment. As of April 1, 2023, we performed a quantitative assessment and determined that the fair value of the Company's reporting units with goodwill are in excess of their carrying values, concluding that none of the Company's goodwill was impaired. For additional information on goodwill, see Note 5-Goodwill and Intangible Assets, to the consolidated financial statements.
We review long-lived assets, which primarily includes finite-lived intangible assets and property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value. No impairments have occurred during the three months ended April 1, 2023 and April 2, 2022. For additional information on long-lived assets, see Note 5-Goodwill and Intangible Assets, to the consolidated financial statements.
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

ITEM 4. CONTROLS AND PROCEDURES
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
Evaluation of Disclosure Controls and Procedures
Management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of April 1, 2023. Based on the evaluation of our disclosure controls and procedures as of April 1, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting described below.
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
In conducting the evaluation of disclosure controls and procedures and internal control over financial reporting as of December 31, 2022, as described in the 2022 Form 10-K, management identified a material weakness related to information technology (“IT”) general controls. Management determined that we did not design and maintain effective controls over IT general controls for information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain: (i) program change management controls for the financial systems to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately; (ii) appropriate user access controls to ensure appropriate segregation of duties and that adequately restrict user access and privileged access to financial applications, programs and data to appropriate personnel.
Additionally, as of December 31, 2022, management identified a material weakness related to the Company’s process for performing interim impairment trigger analyses. In the third quarter 2022, management concluded that there was substantial doubt the Company would have sufficient funds to meet its obligations within one year from the date the consolidated financial statements were issued, and as a result, disclosed there was substantial doubt about the Company’s ability to continue as a going concern in its Quarterly Report on Form 10-Q for the quarter ended October 2, 2022. Management did not consider the implications of the going concern conclusion when assessing whether events or circumstances existed that would suggest it was more likely than not that an impairment exists. In the fourth quarter of 2022, in conjunction with performing its annual goodwill impairment assessment on October 2, 2022, we recorded an out-of-period non-cash goodwill impairment charge of $14,160 thousand. Had management performed an interim impairment trigger analysis in the third quarter 2022, the goodwill impairment charge would have been recorded in the third quarter financial statements for the period-ended October 1, 2022.
Remediation Measures
The Company and its Board of Directors are committed to maintaining a strong internal control environment. Management has begun the initial steps in developing its remediation plan to address the material weaknesses described above. The initial steps the Company has taken include identifying the appropriate resources to execute its remediation plan, which will include internal resources and third-party specialists, as well as the creation of additional internal procedures, performing additional analytical procedures and reviews of journal entries, reconciliations, and other transactions. The Company is still developing its full remediation plan and is in the early phase of what will be a multi-step remediation process to completely and fully remediate the material weaknesses identified and described above. To remediate the material weakness relative to identifying interim impairment triggering events, on a quarterly basis, the Company has implemented formalized and rigorous procedures to assess whether any triggering events have occurred which would require an interim impairment review of its goodwill.
Changes in Internal Control over Financial Reporting
Other than the changes associated with the material weaknesses and remediation actions noted above, there have been no changes in our internal control over financial reporting during the quarter ended April 1, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We know of no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which our Company or our subsidiary is a party or of which any of their property is subject.
Effect of Automatic Stay
Pursuant to Section 362 of the Bankruptcy Code, the filing of the Chapter 11 Cases automatically stayed most actions against or on behalf of the Company Parties. Subject to certain exceptions under the Bankruptcy Code, the filing of the Company Parties’ Chapter 11 Cases automatically stayed the continuation of most legal proceedings or the filing of other actions against or on behalf of the Company Parties or their property to recover on, collect or secure a claim arising prior to the Petition Date or to exercise control over property of the Company Parties’ bankruptcy estates, unless and until the Bankruptcy Court modifies or lifts the automatic stay as to any such claim. Notwithstanding the general application of the automatic stay described above, governmental authorities may determine to continue actions brought under their police and regulatory powers.
ITEM 1A. RISK FACTORS
Our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on April 28, 2023, as amended by the Amendment No. 1 on Form 10-K/A filed with the SEC on May 2, 2023 (collectively, the “Form 10-K”), in Part I –Item 1A, Risk Factors, describes important risk factors that could cause our business, financial condition, results of operations and growth prospects to differ materially from those indicated or suggested by forward-looking statements made in this Quarterly Report on Form 10-Q or presented elsewhere by management from time to time. Except as set forth below, there have been no material changes in our risk factors since the filing of the Form 10-K. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business.

Risks Related to our Bankruptcy
We are in the process of Chapter 11 reorganization cases under the Bankruptcy Code, which may cause our common stock to decrease in value and may eventually render our common stock worthless. For a full description of the terms and conditions of the DIP Facility, you should refer to the Bankruptcy Docket.
As previously reported in the Company’s Current Reports Form 8-K filed with the SEC on May 31, 2023 and July 7, 2023, on the Petition Date, the Company Parties commenced voluntary cases under Chapter 11 the Bankruptcy Code in the Bankruptcy Court. The Chapter 11 proceedings are being jointly administered by the Bankruptcy Court under the lead case In re QualTek Services Inc., Case No. 23-90584 (CML). On June 30, 2023, the Bankruptcy Court entered into the Confirmation Order, which approved the associated disclosure statement (the “Disclosure Statement”) on a final basis and confirmed a proposed joint plan of reorganization (as amended, supplemented or modified, the “Plan”). Any trading in our common stock during the pendency of our Chapter 11 Cases is highly speculative and poses substantial risks to purchasers of our common stock, as the price of our common stock may decrease in value or become worthless. Recoveries in the Chapter 11 Cases for holders of common stock, if any, will depend upon, among other things, our ability to consummate a plan of reorganization with respect to the Chapter 11 Cases and the value of our assets. As contemplated under the Plan, on the Plan Effective Date, there will be no recovery for holders of the Company’s existing equity interests. Consequently, the holders of our common stock will receive no recovery under the Chapter 11 Cases and our common stock will be worthless.
We are subject to other risks and uncertainties associated with our Chapter 11 Cases.
Our operations and ability to develop and execute our business plan, our financial condition, our liquidity and our continuation as a going concern are subject to the risks and uncertainties associated with our Chapter 11 Cases. These risks include the following:
a.our ability to consummate a plan of reorganization with respect to the Chapter 11 Cases;
b.the high costs of bankruptcy cases and related fees;
c.our ability to obtain sufficient financing to allow us to emerge from bankruptcy and execute our business plan post-emergence;
d.our ability to maintain our relationships with our suppliers, service providers, customers, employees and other third parties;
e.our ability to maintain contracts that are critical to our operations;
f.our ability to execute competitive contracts with third parties;
g.our ability to attract, motivate, and retain key employees;
h.the ability of third parties to seek and obtain court approval to terminate contracts and other agreements with us;
i.our ability to retain our current management team;
j.the actions and decisions of our stockholders, creditors and other third parties who have interests in our Chapter 11 Cases that may be inconsistent with our plans.
Delays in our Chapter 11 Cases increase the risks of us being unable to reorganize our business and emerge from bankruptcy and increase our costs associated with the bankruptcy process.
These risks and uncertainties could affect our business and operations in various ways. For example, negative events or publicity associated with our Chapter 11 Cases could adversely affect our relationships with our suppliers, service providers, customers, employees and other third parties, which in turn could adversely affect our operations and financial condition. Also, pursuant to the Bankruptcy Code, we need the prior approval of the Bankruptcy Court for transactions outside the ordinary course of business, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. Because of the risks and uncertainties associated with our Chapter 11 Cases, we cannot accurately predict or quantify the ultimate impact or timing of events that occur during our Chapter 11 Cases and the impact that same will have on our business, financial condition and results of operations, and there is no certainty as to our ability to continue as a going concern.
If the Restructuring Support Agreement is terminated, our ability to consummate the Plan may be materially and adversely affected.
On May 24, 2023, the Company Parties and the Consenting Stakeholders entered into the Restructuring Support Agreement. The Restructuring Support Agreement contains a number of termination events, some of which would permit the Consenting Stakeholders the right to terminate such Restructuring Support Agreement, which could adversely affect our ability to consummate the Plan. Such termination events include, but are not limited to, for example: (i) the breach in any material respect by any Company Party, Consenting Sponsor, Consenting Term Lender, Consenting ABL Lenders, or Consenting Convertible Noteholder (each as defined in the Restructuring Support Agreement) of any of the representations, warranties, or covenants of such party, (ii) a failure to meet certain milestones as detailed in the Restructuring Support Agreement, (iii) the events of default under any of the applicable credit agreements, or (iv) the termination of any Company Party’s authorization to use cash collateral. If the Restructuring Support Agreement is terminated, we may be unable to consummate the Plan, and there can be no assurance that we would be able to enter into a new plan or that any new plan would be as favorable to holders of claims as the Plan. In addition, any Chapter 11 Cases may become protracted, which could significantly and detrimentally impact our relationships with our partners, suppliers, service providers, customers, employees, and other third parties.
The Plan is based in large part upon assumptions and analyses developed by us. If these assumptions and analyses prove to be incorrect, we may not be able to achieve our stated goals and continue as a going concern.
The Plan will affect both our capital structure and the ownership, structure and operation of our business and reflects assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we consider appropriate under the circumstances. In addition, the Plan relies upon financial projections developed by us with the assistance of our financial advisor/investment banker, including with respect to fees, revenues, debt service, and cash flow. Financial forecasts are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be accurate. Whether actual future results and developments will be consistent with our expectations and assumptions depends on a number of factors, including but not limited to (i) our ability to substantially change our capital structure, (ii) our ability to obtain adequate liquidity and financing sources, (iii) our ability to maintain clients’, investors’ and strategic partners’ confidence in our viability as a continuing enterprise and to attract and retain sufficient business from and partnership endeavors with them, (iv) our ability to retain key employees, and (v) the overall strength and stability of general economic conditions. The failure of any of these factors could materially adversely affect the successful reorganization of our business and the value of the Company. Consequently, at this time, there can be no assurance that the results or developments that are contemplated the Plan, will occur or, even if they do occur, that they will have the anticipated effects on us and our subsidiaries or our businesses or operations. The failure of any such results or developments to materialize as anticipated could materially adversely affect the successful execution of the Plan.
Even if the Plan is consummated, we may not be able to achieve our stated goals and continue as a going concern.
Even if the Plan is consummated, we may continue to face a number of risks that are beyond our control, such as changes in economic conditions, changes in the financial markets, changes in investment values or the industry in general, changes in demand for our products and increasing expenses. Some of these risks typically become more acute when a case under the Bankruptcy Code continues for a protracted period of time without indication of how or when the transactions under a Chapter 11 plan of reorganization will close. As a result of these and other risks, we cannot guarantee that the Plan will achieve our stated goals. Furthermore, even if our debts are reduced or discharged through the Plan, we may need to raise additional funds through one or more public or private debt or equity financings or other means to fund our business after the completion of the Chapter 11 Cases. Our access to additional capital may be limited, if it is available at all. Therefore, adequate funds may not be available when needed or may not be available on favorable terms. As a result, the Plan may not become effective or implemented and, thus, we cannot assure you of our ability to continue as a going concern.
The DIP Facility has substantial restrictions and covenants and if we are unable to comply with the covenant requirements under the DIP Facility, it could have a material adverse impact on our financial condition, operating results and cash flows.

Prior to the Petition Date, the Company Parties and the Term Loan DIP Lenders agreed to enter into a senior secured super-priority debtor‑in‑possession term loan credit facility consisting of $40,000 thousand of new money term loan commitments, as well as $66,900 thousand roll-up term loans, subject to the terms and conditions set forth therein. Additionally, prior to the Petition Date, the Company Parties and the ABL DIP Lenders agreed to enter into a senior secured super-priority debtor‑in‑possession asset‑based revolving credit facility in an aggregate principal amount of up to the lesser of $101,200 thousand and the borrowing base (minus the amount of prepetition ABL obligations) subject to the terms and conditions set forth therein. On May 24, 2023, the Bankruptcy Court entered an order approving entry into the DIP Facilities on an interim basis.
The Term Loan DIP Facility consists of the following tranches: (i) (x) $25,000 thousand in new money DIP term loans made in a single draw on May 25, 2023 upon entry of the order approving the DIP Facilities on an interim basis and (y) $25,000 thousand in roll-up term loans deemed made on May 25, 2023, which loans constitute a dollar-for-dollar roll-up of prepetition Amendment No. 3 Term Loans held by the Term Loan DIP Lenders funding the $25,000 thousand of new money DIP term loans and (ii) (x) $15,000 thousand in new money delayed draw term loan commitments to be made in a single draw following entry of the final DIP order and (y) additional roll-up term loans to be deemed made on such date, which loans constitute a roll-up of the remaining outstanding amount of prepetition Amendment No. 3 Term Loans held by the Term Loan DIP Lenders. Furthermore, the lenders under the Term Loan DIP Facility have committed to provide $25,000 thousand in new money exit financing. The ABL DIP Facility is a senior secured super-priority revolving facility in an aggregate principal amount of up to the lesser of $101,200 thousand and the borrowing base (minus the amount of prepetition ABL obligations). The ABL DIP Facility contains a “creeping” roll-up through the entry of the Final Order, at which time all remaining outstanding prepetition asset-backed loan facility obligations shall convert to ABL DIP Facility obligations.
The DIP Credit Agreements contain various representations and warranties, affirmative and negative covenants and events of default customary for debtor-in-possession financings of this type, including covenants mandating compliance by the Company with a 13-week budget, variance testing and other reporting requirements.
The proceeds of all of a portion of the DIP Credit Agreements may be used for, among other things, post-petition working capital for the Company and its subsidiaries, payment of costs to administer the Chapter 11 Cases, payment of expenses and fees of the transactions contemplated by the Chapter 11 Cases, payment of court-approved adequate protection obligations under the DIP Credit Agreements, and payment of other costs, in each case, subject to an approved budget and such other purposes permitted under the DIP Credit Agreements and the Interim DIP Order or any other order of the Bankruptcy Court.
If the Company Parties are unable to comply with the requirements under the DIP Facilities, it could prevent them from drawing funds thereunder and have a material adverse impact on our financial condition, operating results and cash flows.
We may be subject to claims that will not be discharged in the Chapter 11 Cases, which could have a material adverse effect on our business, cash flows, liquidity, financial condition and results of operations.
The Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from, among other things, substantially all debts arising prior to consummation of a plan of reorganization. Thus, while generally all claims against us that arose prior to the filing of the Chapter 11 Cases or before consummation of the Plan (i) would be subject to compromise and/or treatment under the Plan and/or (ii) would be discharged in accordance with the Bankruptcy Code and the terms of the Plan, certain exceptions may arise. Subject to the terms of the Plan and orders of the Bankruptcy Court, any claims not ultimately discharged pursuant to the Plan could be asserted against us and may have an adverse effect on our business, cash flows, liquidity, financial condition and results of operations on a post‑reorganization basis.
If we operate under the Bankruptcy Court’s protection for a long period of time, or for a longer period of time than expected, our business may be harmed.
Our future results are dependent upon the successful implementation of the Plan. Our being subject to a long period of operations under the Bankruptcy Court’s protection could have a material adverse effect on our business, financial condition, results of operations and liquidity. So long as the proceedings related to the Chapter 11 Cases continue, our senior management will be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on our business operations. A prolonged period of operating under the Bankruptcy Court’s protection also may make it more difficult to retain management and other key personnel necessary to the success and growth of our business. In addition, the longer the proceedings related to the Chapter 11 Cases continue, the more likely it is that our clients, investors, strategic partners and service providers will lose confidence in our ability to reorganize our businesses successfully and seek to establish alternative advisory and/or other commercial relationships, as applicable. Furthermore, so long as the Chapter 11 Cases continue, we will be required to incur substantial costs for professional fees and other expenses associated with the administration of the Chapter 11 Cases. These fees and expenses will take a priority over many other claims and expenses. We cannot predict the ultimate amount of all settlement terms for the liabilities that will be subject to any plan of reorganization. Even once the Plan is consummated, our operating results may be adversely affected by the possible reluctance of prospective lenders and other counterparties to do business with a company that recently emerged from Chapter 11 protection.
Changes to our capital structure may have a material adverse effect on existing and future debt and security holders, including holders of our common stock.
Pursuant to the Plan, our post-bankruptcy capital structure will change significantly. The reorganization of our capital structure pursuant to the Plan includes exchanges of new debt or equity securities for our existing debt and claims against us. Such new debt will be issued at different interest rates, payment schedules and maturities than our existing debt securities. Our existing equity securities will be cancelled. There can be no guarantees regarding the success of changes to our capital structure. Holders of our debt or of claims against us may find their holdings no longer have any value or are materially reduced in value, or they may be converted to equity and be diluted or may be modified or replaced by debt with a principal amount that is less than the outstanding principal amount, longer maturities and reduced interest rates. Our existing equity securities will no longer have any value and holders of such existing equity securities will receive no recovery under the Plan. There can be no assurance that any new debt or equity securities will maintain their value at the time of issuance. If existing debt or equity holders are adversely affected by a reorganization, it may adversely affect our ability to issue new debt or equity in the future.
The negotiations regarding the Restructuring have consumed and will continue to consume a substantial portion of the time and attention of our management, which may have an adverse effect on our business and results of operations, and we may face increased levels of employee attrition.
Our management has spent, and continues to be required to spend, a significant amount of time and effort focusing on the Restructuring. This diversion of attention may have a material adverse effect on the conduct of our business, and, as a result, on our financial condition and results of operations, particularly if the Restructuring and the Chapter 11 Cases are protracted. During the pendency of the Restructuring, our employees will face considerable distraction and uncertainty and we may experience increased levels of employee attrition. A loss of key personnel or material erosion of employee morale could have a materially adverse effect on our ability to meet customer expectations, thereby adversely affecting our business and results of operations. The failure to retain or attract members of our management team and other key personnel could impair our ability to execute our strategy and implement operational initiatives, thereby having a material adverse effect on our financial condition and results of operations. Likewise, we could experience losses of customers or business partners who may be concerned about our ongoing long-term viability.
As a result of the Chapter 11 Cases, our historical financial information may not be indicative of our future financial performance, which may be volatile.
During the Chapter 11 Cases, we expect our financial results to be volatile as restructuring activities and expenses, contract terminations and rejections, and claims assessments significantly impact our consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance after the date of the filing of the Chapter 11 Cases.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the period covered by this Quarterly Report on Form 10-Q, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a Current Report on Form 8-K.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
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
On May 24, 2023, the Company Parties entered into the Restructuring Support Agreement, which contemplates agreed upon terms from the Company’s Restructuring to be implemented through the Chapter 11 Cases. In addition, the filing of the Chapter 11 Cases constituted an event of default that accelerated the Company Parties’ respective obligations under the Debt Instruments. The Debt Instruments provide that, as a result of the Chapter 11 Cases, the principal and interest due thereunder shall be immediately due and payable. Any efforts to enforce such payment obligations under the Debt Instruments are automatically stayed as a result of the Chapter 11 Cases, and the stakeholders’ rights of enforcement in respect of the Debt Instruments are subject to the applicable provisions of the Bankruptcy Code.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS.

Exhibit Number	Description
2.1
Order Approving the Debtors’ Disclosure Statement for, and Confirming, the Debtors’ Joint Plan of Reorganization Pursuant to Chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 7, 2023).

10.1
Amendment No.3 to the Term Credit and Guaranty Agreement and Amendment No.1 to the Term Pledge and Security Agreement, dated March 16, 2023, by and among QualTek Buyer, LLC (f/k/a BCP QualTek Buyer, LLC), QualTek LLC, certain subsidiaries of QualTek LLC and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 16, 2023).

10.2
Eleventh Amendment to ABL Credit and Guaranty Agreement, dated March 16, 2023, by and among QualTek Buyer, LLC (f/k/a BCP QualTek Buyer, LLC), QualTek LLC, certain subsidiaries of QualTek LLC and PNC Bank, National Association, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 16, 2023).

10.3*†
Super-Priority Senior Secured Debtor-In-Possession Term Credit and Guaranty Agreement, dated May 25, 2023, among QualTek Buyer, LLC (f/k/a BCP QualTek Buyer, LLC), QualTek LLC (f/k/a QualTek USA, LLC), certain subsidiaries of QualTek LLC and each other debtor party thereto, the lenders party thereto and UMB Bank, N.A., as administrative agent and collateral agent.

10.4*†
Super-Priority Senior Secured Debtor-In-Possession ABL Credit and Guaranty Agreement, dated May 25, 2023, among QualTek Buyer, LLC (f/k/a BCP QualTek Buyer, LLC), QualTek LLC (f/k/a QualTek USA, LLC), certain subsidiaries of QualTek LLC, the lenders party thereto and PNC Bank, National Association, as administrative agent and collateral agent.

10.5
Restructuring Support Agreement, dated May 24, 2023, by and among the Company Parties and the Consenting Stakeholders (incorporated by reference to Exhibit 10.1 the Company’s Current Report on Form 8-K filed on May 31, 2023).

10.6
Letter Agreement, dated as of June 26, 2023, by and between QualTek LLC and C. Scott Hisey (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 7, 2023).

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

QUALTEK SERVICES INC.

/s/ Christopher S. Hisey
Christopher S. Hisey
Chief Executive Officer
(Principal Executive Officer)
Date: July 13, 2023

/s/ Matthew J. McColgan
Matthew J. McColgan
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: July 13, 2023